Form 10-K405
period 1995-03-31
YES CLOTHING CO
filed 1995-07-14
CIK 856979

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 0-18064

                               YES CLOTHING CO.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CALIFORNIA                                95-3768671
   (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                        NUMBER)

   1380 WEST WASHINGTON BOULEVARD                         90007
       LOS ANGELES, CALIFORNIA                         (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

Registrant's telephone number, including area code:  (213) 765-7800

Securities registered pursuant to Section 12 (b) of the Act:

                         NAME OF EXCHANGE
   TITLE OF EACH CLASS  ON WHICH REGISTERED
   -------------------  -------------------
      NONE                     NONE

Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                               (TITLE OF CLASS)

  Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on June 26, 1995 based on the average bid and asked price on such date was $3,432,900.

  Number of shares of common Stock outstanding as of June 26, 1995: 3,851,799.

  DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1995 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              YES CLOTHING COMPANY

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                          PAGE #
                                                                          ------
 PART I.
 Item 1.   Business....................................................       3
 Item 2.   Properties..................................................       8
 Item 3.   Legal Proceedings...........................................       8
 Item 4.   Submission of Matters to a Vote of Security Holders.........       8
 PART II.
 Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters........................................       9
 Item 6.   Selected Financial Data.....................................      10
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      11
 Item 8.   Financial Statements and Supplementary Data.................      15
           Report of Management........................................      16
           Reports of Independent Accountants..........................   17-18
           Balance Sheet...............................................      19
           Statement of Operations.....................................      20
           Statement of Changes in Shareholders' Equity................      21
           Statement of Cash Flows.....................................      22
           Notes to Financial Statements...............................   23-31
 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................      32
 PART III.
 Item 10.  Directors and Executive Officers of the Registrant..........      32
 Item 11.  Executive Compensation......................................      32
 Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.................................................      32
 Item 13.  Certain Relationships and Related Transactions..............      32
 PART IV.
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K........................................................   33-34

                                    PART I

ITEM 1. BUSINESS

  YES Clothing Co.(R), "the Company", designs, contracts for the manufacture of and markets diversified lines of apparel for women in junior sizes, young men and kids. The Company sells its apparel to retail department stores and specialty chains and stores. The Company's garments are made in the United States and to a lesser extent in the Far East.

  The Company was incorporated in California in 1982. Its principal executive offices are located at 1380 West Washington Boulevard, Los Angeles, California 90007, and its telephone number at that address is (213) 765-7800.

ACQUISITION TRANSACTION

  On January 31, 1995, control of the Company changed when its two principal owners sold all of their shares, amounting to approximately 80% of the Company's outstanding stock, to affiliates of Georges Marciano, founder and former Chairman of Guess, Inc.

  In November 1994, former Company Chairman of the Board and Chief Executive Officer, George Randall, and former Company President, Moshe Tsabag, signed an agreement to sell their holdings in the Company to affiliates of Georges Marciano. The transaction closed on January 31, 1995, resulting in the acquisition by Marciano affiliates of approximately 80% of the outstanding common stock of the Company. As a result of the Acquisition Transaction, George Randall resigned his positions with the Company in January 1995 and Moshe Tsabag resigned as President in January 1995 and as a Board Member and employee in April 1995. This transaction is known herein as the Acquisition Transaction.

BUSINESS STRATEGY

  Subsequent to the Acquisition Transaction by affiliates of Georges Marciano, the Company has embarked upon several new manufacturing, design and sales relationships. The Company has changed its product focus in styles produced, the price of its products and targeted gross margins. Most of its senior executive officers and a substantial portion of its Board of Directors have been replaced, its design staff has been supplemented, it has acquired new trademarks and terminated its previous agreements with licensees in Canada and the United States. The Company has shifted its focus from primarily using cotton/spandex knit, cotton jersey and denim in the production of dresses, skirts, pants, tank tops, jackets, leggings and jeans to using primarily denim and knit/woven cotton for shirts, pants, shorts, vests, jackets, dresses, T-shirts and sweatshirts.

APPAREL AND APPAREL DESIGN

  The Company offers clothing for the women's "junior" market and for young men's and children's markets. The Company's business is generally divided among five retail selling seasons: Spring, Summer, Fall, Back-to-School and Holiday. For each selling season, the Company introduces a separate apparel collection each year. Seasonal factors can cause some variance in production and sales levels among fiscal quarters in any fiscal year, but the Company does not regard its overall business as highly seasonal.

  Junior's. The Company's clothing for the "junior" market incorporates current styles, fabrics and colors with a look that is designed to appeal to a broad cross-section of young women. Clothing for the junior market is characterized by sizes tailored for youthfully figured women. Prior to the Acquisition Transaction, the Company's Junior lines incorporated fabrics, primarily of cotton/spandex knit, cotton jersey and denim, in the production of dresses, skirts, pants, tank tops, jackets, leggings and jeans. Subsequent to the Acquisition Transaction, the Company changed its focus to using primarily denim and, to a lesser degree, twill, for shirts, pants, shorts, vests, jackets and dresses and knit and woven cotton for T-shirts, sweatshirts and other types of shirts. In addition, the Company has developed novelty knits for tops, using fabrics such as second skin satin, printed mesh and printed nylon. The GM Surf(TM) women's line uses novelty fabrics of printed denim and pencel (a mixture of denim and nylon) for shirts, pants, vests, dresses and jackets.

  The Company's in-house design staff, under the direction of Georges Marciano, is responsible for all phases of product development.

  Young Men's. Prior to the Acquisition Transaction, the Company offered casual apparel for young men, principally between the ages of 15 to 30, in collections of knits and woven shirts, jackets, vests, and denim and casual pants and jeans. These were marketed under the YES Clothing Co.(R), and Sedan(R) brands and the YES Men(R) trademark. Subsequent to the Acquisition Transaction, the Company discontinued marketing under the Sedan(R) brand and began marketing under the YES U.S.A.(TM) label, denim jeans, shorts, jackets and vests and cotton and denim shirts, T-shirts and sweatshirts. The GM Surf(TM) men's line, with its distinctive Hawaiian look, uses denim, flannel, polar fleece, corduroy, cotton and rayon twill, wool and rayon gabardine, cotton pique and nylon in the production of T-shirts, sweatshirts, shirts, shorts, vests, jackets and pants.

  Children's Wear. Prior to fiscal 1994, the Company had manufactured children's wear, mainly for girls aged 7 to 14. In fiscal 1994, the Company discontinued the manufacture of children's wear and licensed out the YES(R) name for the production of children's apparel. Subsequent to the Acquisition Transaction, the Company reacquired the children's wear license and began marketing, under the YES Kids(R) label, denim jeans, overalls, shorts, shortalls, skirts, skirtalls, vests, and jackets, cotton T-shirts and sweatshirts and denim and cotton shirts.

PRODUCTION

  Manufacturing. The Company manufactures its garments using independent cutting and sewing contractors located principally in the Los Angeles area. Prior to the Acquisition Transaction, the Company manufactured certain goods in Hong Kong and other locations in the Far East. The Company substantially decreased these overseas activities after the Acquisition Transaction. The Company seeks to produce high quality garments through its use of quality fabrics, insistence on quality workmanship and use of comprehensive fabric and garment inspection programs.

  The Company acquires fabric from suppliers and supplies such fabric, together with the garment pattern, to an independent contractor for cutting. The cut fabric and any buttons, zippers and other trim to be used on the garments are then delivered to independent sewing contractors. Under the Company's supervision, these contractors assemble and sew the fabric and add trim in accordance with production samples. The Company also employs a production coordinator and three full time production assistants who regularly visit the Company's contractors to review the quality of the work in progress. Prior to distribution, the garments are delivered to the Company's warehouse for final inspection in the Quality Control Department, which has two full time employees.

  The lead time to fill new orders placed by the Company with its manufacturing contractors generally ranges from three to four weeks for domestically produced garments. The Company generally schedules the manufacture of apparel based on orders received to reduce the risk of obsolescence of its garment inventory. The Company continuously monitors for obsolete and damaged inventory. Such inventory is usually sold to customers who specialize in merchandising off-price clothing and sold through a Company owned factory outlet store.

  The Company has long-standing relationships with its cutting contractor and many of its sewing production contractors but does not have written agreements with any of its contractors. For its domestically produced garments, the Company currently utilizes only one cutting contractor (who is located in the Company's facility and who works mainly for the Company) and approximately 25 sewing contractors (all of whom are located in the Los Angeles area).

  The Company believes that its relationships with its cutting and sewing contractors are satisfactory. The Company does not believe that the loss of any contractor would have a material adverse effect on the Company's operations as there are a large number of domestic and foreign cutting and sewing contractors who can manufacture the Company's garments. However, the Company believes that it is the largest customer of certain of its sewing contractors.

  Fabric. Prior to the Acquisition Transaction, the fabrics used by the Company in its domestically produced garments were primarily cotton/spandex knit, which was acquired from suppliers located in Hong Kong, and cotton jersey and denim, which were acquired from suppliers located in the United States. The Company made its foreign purchases of fabric from its resident agent in Hong Kong, who placed orders with a number of fabric suppliers. Subsequent to the Acquisition Transaction, the Company substantially reduced its use of cotton/spandex knit. The Company primarily uses denim, cotton knits (jersey) and woven cotton (chambray and poplin), which are purchased domestically.

  The Company believes that during the fiscal year ended March 31, 1995, approximately 82% of its expenditures for fabrics used in its domestically produced garments were paid to suppliers located in the United States. For the fiscal year ended March 31, 1995, approximately 16% of the Company's expenditures for domestically purchased fabrics was accounted for by its largest domestic fabric supplier, approximately 41% of such expenditures was accounted for by the Company's four largest domestic suppliers and approximately 58% of such expenditures was accounted for by the Company's ten largest domestic suppliers.

  The Company does not have any long-term arrangements with any of its fabric suppliers. To date, the Company has not experienced any difficulty in satisfying its fabric requirements and it believes that the large number and diversity of potential suppliers minimizes the risk of the loss of any one supplier. The Company believes that the effect of the loss of one or a few of its fabric suppliers on the Company's operations would be minimal due to the large number and diversity of potential suppliers and the relative ease with which new supplier relationships may be established.

SALES AND MARKETING

  The Company sells its apparel throughout the United States to retail department stores, specialty chains and specialty stores. Prior to the Acquisition Transaction, the Company had nominal sales in England, Europe, Japan and Korea. For the fiscal year ended March 31, 1995, the Company sold its apparel to over 1,300 retailing customers. Approximately 44% of sales were made to the Company's ten largest customers and approximately 89% of sales were made to the Company's 100 largest customers.

  Sales of the Company's garments are made through independent sales organizations and directly by the Company's sales staff. The Company maintains showrooms in New York City and Los Angeles for women's and men's apparel. The Company also engages the services of independent sales organizations located in Miami, Dallas, Chicago, Atlanta, and Philadelphia, which operate showrooms displaying the Company's products. Prior to the Acquisition Transaction, the Company had also engaged the services of an independent sales organization in Puerto Rico. Sales representatives at each showroom are responsible for marketing the Company's apparel within an assigned territory. Each sales representative meets with customers in the showroom, makes sales calls to customers and represents the Company at trade shows within the assigned territory. The sales organizations are retained on a non-exclusive basis. All of the Company's independent sales organizations are compensated on a commission basis on terms consistent with industry practice. The Company does not sell its garments on consignment.

  The Company generally sells its products on net-30 day terms, except for Misfits and GM Junior products which are sold on 8/10 end of month terms.

  The Company's backlog consists of purchase orders that have been received but not shipped, and amounted to approximately $3,200,000, $9,137,000 and $8,400,000 as of June 20, 1995, June 20, 1994, and June 20, 1993,
respectively. The Company expects to ship substantially all of the orders comprising the backlog prior to

September 30, 1995. Subsequent to the Acquisition Transaction the Company's backlog decreased significantly due to a restructuring of product lines and the discontinuance of the Sedan(R) brand division.

  While the failure to fill orders on a timely basis could have a material adverse effect on the Company's sales, the Company has generally not experienced difficulty in shipping orders by the dates requested by its customers. The Company does not generally accept returns except for damaged or defective garments or with respect to late deliveries. However, the Company does grant markdown money for slow moving goods.

ADVERTISING AND PROMOTION

  Prior to the Acquisition Transaction, the Company's advertising strategy was to promote an image that associated a fashionable look and youthful style and to promote the YES Clothing Co.(R) name. The Company advertised in national magazines, including Details, In Fashion, Sportswear International, Vogue, Seventeen Magazine, Elle and Source, among others. The Company had no cooperative advertising program for its retailers although it did, with advance approval, reimburse its customers for advertising the Company's products. The Company's expenditures for advertising and promotion were approximately $442,000 during fiscal 1995 (1.5% of net sales), $524,000 during fiscal 1994 (1.9% of net sales), and approximately $779,000 during fiscal 1993 (2.1% of net sales). Subsequent to the Acquisition Transaction, the Company has promoted the YES Clothing Co.(R) name in Women's Wear Daily, a trade newspaper, and Sportswear International and the GM Surf(TM) and Misfits(R) brands in In Fashion, Los Angeles Magazine, Surfer and Sportswear International.

BRANDS AND TRADEMARKS

  The Company's principal trademarks, YES Clothing Co.(R), YES Men(R), YES Kids(R) and YES Jeans(R) are registered with the United States Patent and Trademark Office. The Company also has registered or has trademark applications pending, for these trademarks in other countries. The Company believes that these trademarks have significant value in the marketing of its apparel. While the Company is not aware of any claims against its right to these trademarks, the loss of the right to use these trademarks would have a material adverse effect on the Company's operations.

  There are other companies in the apparel and apparel-related industries that incorporate the word "yes" in their trademarks, and there can be no assurance that these or future trademarks which may be granted will not diminish the value of the Company's "YES Clothing Co.(R)" or "YES(R)" trademarks. Subsequent to the Acquisition Transaction, the Company applied for domestic and foreign trademarks for YES U.S.A.(TM) in a diamond design.

  Prior to the Acquisition Transaction, the Company sold under the YES Clothing Co.(R) and Sedan(R) brand names. The Company also manufactured and marketed its garments under private label for several large customers. Subsequent to the Acquisition Transaction, the Company discontinued private label and Sedan(R) brand sales, and, in addition to the YES(R) brand, began marketing under the GM Surf(TM) and Misfits(R) labels which are licensed to the Company under an agreement with Marble Sportswear, Inc., a company controlled by Georges Marciano (see Related Party Transactions).

COMPETITION

  The segments of the apparel industry in which the Company competes are highly fragmented. The Company competes with numerous other apparel manufacturers, which vary in size and in the products with which they design and manufacture. In addition, department stores, including some of the Company's customers, sell competing apparel under their own labels. Many of the Company's competitors are larger and have greater financial resources than the Company.

  The marketing of apparel is highly competitive. The Company believes that the ability to gauge effectively and to respond to changes in consumer demands and tastes as well as the ability to produce and deliver its products on a timely bases are necessary to compete successfully in the apparel industry. The Company believes that consumer acceptance depends on the image, design, quality and price of its garments, and that its continuity will depend on its ability to remain competitive in these areas. The failure to design garments that meet with acceptance in the marketplace in the future could result in the material deterioration of customer loyalty and the Company's image and could adversely affect the Company's business.

EMPLOYEES

  As of March 31, 1995, the Company employed 98 persons. None of the Company's employees are represented by a labor union. The Company considers its relations with employees to be satisfactory.

ENVIRONMENTAL REGULATION

  The cost and effect of complying with environmental regulations are not material due to the nature of the Company's business.

ITEM 2. PROPERTIES

  Effective May 1, 1992, the Company's executive offices, merchandising, production, shipping and warehousing facilities became located in a facility in Los Angeles totaling approximately 75,000 square feet, occupied pursuant to a lease expiring in May 1997. The Company also leases the following showrooms pursuant to leases expiring as indicated: Los Angeles Women's (August 1997) and Men's (August 1996) and New York City Women's (September 1997), Men's (June 1996) and combined Women's/Men's showroom (June 2000). The Company is attempting to sublease its Women's New York showroom and does not anticipate any significant losses associated with the subleasing activity. Management expects that in the normal course of business, such leases will be renewed or replaced by other leases. The Company believes its current facilities are generally in good operating condition and are suitable and adequate for its foreseeable needs. The Company does not believe the loss of any of these facilities would have a material adverse effect on its operations as equivalent facilities are readily available. The Company also operates an Outlet Store located in Park City, Utah for the sale of slow moving/off season merchandise.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not involved in any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted during the fourth quarter of fiscal year 1995 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

  The Company's Common stock is traded on the Nasdaq National Market under the symbol YSCO. The following table sets forth the range of high and low sales prices of the Common stock, as reported by The Nasdaq Stock Market, Inc. for each quarterly period during the past two fiscal years:

MARKET PRICES

                                               MARCH 31 DEC. 31 SEPT. 30 JUNE 30
                                               -------- ------- -------- -------
FISCAL 1995
  Low.........................................  $3.25    $1.75   $1.37    $1.12
  High........................................  10.50     4.12    3.00     1.75
FISCAL 1994
  Low.........................................  $1.31    $1.75   $2.03    $2.00
  High........................................   2.38     2.50    3.00     2.88
FISCAL 1993
  Low.........................................  $1.50    $1.75   $2.00    $2.50
  High........................................   3.50     3.00    3.25     4.00

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK SECURITIES

  The Company had approximately 775 holders of record of Common stock as of March 31, 1995.

DIVIDENDS

  The Company has never paid cash dividends on its common equity. The Company is not restricted from making any cash dividend payments under its current credit agreement with its factor. However, the Company intends to retain any earnings within the Company for the foreseeable future.

POTENTIAL DELISTING

  On June 14, 1995 the NASD notified the Company that its net worth as of March 31, 1995 had been reduced below the NASD's minimum standards for continued listing and suggested that the Company would be delisted from the NASD/NMS. In light of the capital infusion by Mr. Marciano--See "Management's Discussion and Analysis of Financial Condition--Subsequent Events", the Company believes its net worth is now in excess of the minimum standards and has applied to the NASD for a waiver from delisting. There is no assurance that the waiver will be granted.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data of the Company as of and for each of the five years in the period ended March 31, 1995 are derived from the audited Financial Statements of the Company and should be read in conjunction with such Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                             (000'S OMITTED)
                                           YEAR ENDED MARCH 31
                               ------------------------------------------------
                                 1995      1994      1993      1992      1991
                               --------  --------  --------  --------  --------
INCOME STATEMENT DATA
  Net Sales................... $ 28,580  $ 27,883  $ 37,940  $ 35,110  $ 36,249
  Gross profit................    3,370     3,673     8,052     9,627    10,467
  Income (loss) before income
   taxes......................   (4,652)   (2,784)   (1,430)   (1,043)    1,462
  Net income (loss)...........   (4,652)   (2,934)     (998)     (722)      754
  Earnings (loss) per share...    (1.22)     (.77)     (.26)     (.19)      .20
  Dividends per share.........      --        --        --        --        --
  Weighted average number of
   shares used in
   computation(a).............    3,821     3,821     3,821     3,821     3,821
BALANCE SHEET DATA
  Inventory...................    2,158     3,213     3,243     2,985     3,379
  Working capital.............      866     5,250     8,171     9,374    10,379
  Long-term liabilities.......      449       171       214       --        --
  Total assets................    4,630     9,077    12,784    12,966    12,777
  Total liabilities...........    3,095     2,805     3,578     2,762     1,851
Shareholders' equity..........    1,535     6,272     9,206    10,204    10,926

- --------
(a) Weighted average number of shares have been computed based on the number of shares outstanding each period. The effect of options granted but not exercised has not been included as the effect would have either been immaterial or antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's statements of operations.

                                                   PERCENTAGE OF NET SALES
                                                    YEAR ENDED MARCH 31,
                                                   ---------------------------
                                                    1995      1994      1993
                                                   -------   -------   -------
Net sales.........................................   100.0 %   100.0 %   100.0 %
Cost of sales.....................................    88.2      86.8      78.8
                                                   -------   -------   -------
Gross profit......................................    11.8      13.2      21.2
Commission income.................................     1.3       2.5       2.5
Royalty income....................................      .2        .2        .4
                                                   -------   -------   -------
Gross operating income............................    13.3      15.9      24.1
Selling, general and administrative expenses......   (27.9)    (31.7)    (27.8)
                                                   -------   -------   -------
Loss from operations..............................   (14.6)    (15.8)     (3.7)
Other income--insurance...........................      .2       6.0       --
Other expense.....................................    (0.9)     (0.2)      --
License reacquisition.............................    (1.0)      --        --
                                                   -------   -------   -------
Loss before income taxes (benefit)................   (16.3)    (10.0)     (3.7)
Income taxes (benefit)............................     --        0.5      (1.1)
                                                   -------   -------   -------
Net loss..........................................   (16.3)%   (10.5)%   ( 2.6)%
                                                   =======   =======   =======

FISCAL YEARS 1995, 1994 AND 1993

  NET SALES increased by $697,000 or 2.5% to $28,580,000 in fiscal 1995 due to the addition of the GM Surf(TM) and Misfits(R) product lines.

  In fiscal 1994, net sales decreased by $10,060,000 or 26.5% to $27,883,000 due to significantly decreased sales in all divisions except for an increase in sales in the Sedan(R) line of young men's and boy's knits and woven shirts. The decline in sales reflects both continued intense competition as well as a general decline in apparel purchases by consumers.

  GROSS PROFIT as a percentage of net sales decreased to 11.8% in fiscal 1995 from 13.2% in fiscal 1994 due to higher levels of markdowns and a reduction in prices negotiated by retailers in response to cost conscious consumers. Gross profit as a percentage of net sales decreased to 13.2% in fiscal 1994 from 21.2% in fiscal 1993. The significant decrease in gross profit percentage in 1994 reflects a number of factors, including decreased sales volume, significant price competition, increased materials costs primarily for trim, washing, bleaching and dying, and an increased unit cost for design and production salaries and expenses (as these total costs are spread over the decreased production).

  COMMISSION INCOME decreased by $306,000 or 44.4% to $383,000 due to the discontinuation of commission transactions subsequent to the acquisition transaction. Commission income is generated from shipments of goods manufactured in the Orient to domestic and overseas customers. In fiscal 1994, commission income decreased $264,000 or 27.7% to $689,000 from $953,000 in fiscal 1993 due to a general decline in sales.

  ROYALTY INCOME decreased by $9,000 to $51,000 in fiscal 1995 from $60,000 in fiscal 1994 due to the termination of licensee agreements in Canada and the United States. In fiscal 1994, royalty income decreased by $81,000 from $141,000 in fiscal 1993. The main reason for the decrease was the transition from a bankrupt licensee in Canada to a new licensee in 1994.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("S,G&A") decreased to $7,972,000 in fiscal 1995 from $8,816,000 in fiscal 1994, which represented 27.9% and 31.7% of net sales, respectively. (When commission and royalty income is added to net sales, the percentage of S,G&A is reduced to 27.5% and 30.8%, respectively.)

  The main factors reducing S,G&A in fiscal 1995 were as follows:

    (1) Payroll and payroll tax decreased to $2,795,000 in fiscal 1995 from $3,364,000 in fiscal 1994 due to a reduction in the number of employees.

    (2) Insurance expense decreased to $467,000 or 1.64% of net sales in fiscal 1995 from $712,000 in fiscal 1994 or 2.56% of net sales due to renegotiated insurance rates and a workers' compensation insurance rebate.

    (3) Advertising, travel, contributions and profit sharing expenses were reduced to $775,000 in fiscal 1995 from $1,064,000 in fiscal 1994 in order to conserve working capital.

  S,G&A expenses decreased to $8,816,000 in fiscal 1994 from $10,564,000 is fiscal 1993 primarily due to decreases in advertising, legal and accounting expenses incurred in connection with the Company's business interruption claim and lower than anticipated bad debt expenses.

  OTHER INCOME--INSURANCE--Subsequent to March 31, 1992, the Company incurred the loss of substantially all of its finished goods inventory in connection with civil disturbances in the City of Los Angeles. During the fiscal year ended March 31, 1993 the Company recovered, from one insurance company, the cost of the inventory lost and its normal gross profit which would have been derived from the sales of those goods. During the fiscal year ended March 31, 1994 the Company recovered $1,658,000, net of costs, from a second insurance company for business interruption losses related to the civil disturbance.

  INTEREST INCOME decreased to $3,000 in fiscal 1995 from $74,000 in fiscal 1994 due to a net loss of $4,652,000 for fiscal 1995 and less funds being available for investment. Interest income increased to $74,000 in fiscal 1994 from $39,000 in fiscal 1993 due to more funds held on deposit with the factor in 1994.

  INTEREST EXPENSE increased to $255,000 in fiscal 1995 from $128,000 in fiscal 1994 due to increased working capital requirements and borrowings from the Company's Factor. Interest expense increased to $128,000 in fiscal 1994 from $107,000 in fiscal 1993 due to decreased borrowings from the Company's Factor.

  INCOME TAXES in fiscal 1995 includes a valuation allowance of $3,109,000 which is equal to 100% of the net deferred tax asset. This valuation allowance is considered appropriate since the Company cannot conclude that it is more likely than not that the net deferred tax asset will be realized.

CAPITAL RESOURCES AND LIQUIDITY

  On June 17, 1995, Georges Marciano agreed to provide $3,300,000 in additional capital to the Company in exchange for 2,640,000 shares of common stock and to convert additional shares of common stock at $1.25 per share in exchange of approximately $700,000 owed by the Company to Mr. Marciano and his affiliates for advances and expenses incurred by them on the Company's behalf, subject in both cases to the receipt of a formal valuation and fairness opinion. Without the infusion of these funds and due to continuing losses, the Company would have completely depleted its working capital by June of 1995. Prior to receipt of the opinion, the Company operated on overdrafts from its factor guaranteed by letters of credit supplied by Mr. Marciano. The opinion, which is included as an exhibit to this Form 10-K was delivered on July 7, 1995 and the Company issued 3,184,693 shares to Mr. Marciano shortly thereafter.

  Prior to the capital infusion and its recent liquidity crisis, the Company had funded its activities principally from cash flow generated from operations and credit facilities with its institutional lender.

  The Company had an agreement with a factor and through June 1994 with a bank, whereby the factor purchased accounts receivable from the Company on a non-recourse basis and remitted the funds on a maturity basis. The bank provided the Company with an unsecured $3,000,000 facility for commercial letters of credit and at March 31, 1994, the Company had $1,618,000 of letters of credit outstanding. Under the facility agreement, the Company was prohibited from declaring or paying any dividends on any class of its stock.

  The Company entered into a new factoring agreement with Republic Factors and a letter of credit facility with Republic National Bank of New York (the financing bank) effective through March 1996. Both the old and new agreements are non-recourse (ie, the factor purchases the Company's accounts receivable that it has preapproved, without recourse, except in cases where there are merchandise disputes in the normal course of business).

  Under the new factoring agreement, the Company sells substantially all of its trade accounts receivable, without recourse, and may request advances, up to 80% on the net sales factored at any time before their maturity date. The factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company and receives a commission of 0.6% of purchased net receivables on a guaranteed minimum volume for the contract year of $30,000,000. The commission rate will increase to 0.75% of total invoices factored and be applied retroactively for the contract year if the guaranteed minimum volume is not attained.

  Under the letter of credit facility, the financing bank provides a credit line for letters of credit, ledger debt and factor guaranties up to the 80% advance rate provided under the factoring agreement with an additional over advance facility of $1,050,000. Commitments outstanding under the letter of credit facility as of March 31, 1995 amounted to $652,000.

  The agreements are collateralized by accounts receivable and inventory imported under letters of credit. The Company or the factor may terminate the credit agreement on the anniversary date of the agreement with at least 60 days prior written notice.

  As of March 31, 1995, the Company had net working capital of $866,000, as compared to $5,250,000 as of March 31, 1994. The Company's current ratio as of March 31, 1995 was 1.3, as compared to 3.0 as of March 31, 1994. The decreases in working capital and current ratio are primarily due to net losses amounting to $4,652,000. Funds due from factor as of March 31, 1995 was $678,000 as compared to $3,383,000 as of March 31, 1994 due to increased working capital requirements.

  Inventories at March 31, 1995 were $2,158,000 as compared to $3,213,000 at March 31, 1994, a decrease of $1,055,000. The decrease was due to a reduction of inventories to levels consistent with seasonal requirements, reduced backlog and the discontinuation of various product lines.

  The Company has funded its activities principally from cash flow generated from operations and credit facilities with its institutional lender.

  In recent years, the Company has experienced financial difficulties due to major customers filing for reorganization proceedings under bankruptcy laws and the unfavorable economic climate being experienced in the apparel industry. These conditions have had a significant negative impact on the Company's operations being reflected in declining sales and eroding margins, resulting in net losses amounting to $4,652,000 and $2,934,000 in fiscal 1995 and 1994, respectively. On January 31, 1995, control of the Company changed when approximately 80% of the Company's outstanding stock was acquired by affiliates of Georges Marciano. Georges Marciano has subsequently made unsecured non-interest bearing advances from an entity affiliated through common ownership, due on demand, and amounted to $538,000 as of March 31, 1995. Additional material financial difficulties encountered by the Company would require additional borrowing to avoid a negative impact on the Company's future operations.

  The Company believes that the working capital infusion provided by Georges Marciano and affiliates and the availability of credit under current lending agreements and other financial sources available to it will provide sufficient resources to finance the Company's currently anticipated working capital needs and capital expenditures through the end of summer of 1995. Continued financial difficulties encountered by the Company would require additional borrowings and infusions of capital to avoid a negative impact on the Company's continued future operations after that time period.

  The Company has continued to cut its payroll. It has also reduced other operating costs such as advertising and payroll related costs. Notwithstanding the foregoing measures, the Company anticipates that it may not be profitable for the fiscal year ending March 31, 1996.

SUBSEQUENT EVENTS

  On June 17, 1995, Georges Marciano agreed to become Chief Executive Officer and Chairman of the Board of the Company, to provide additional capital for the Company, and to license to YES certain trademarks controlled by Marciano affiliates. The additional capital was received by the Company on July 12, 1995 after receipt of a required valuation opinion.

  As Chief Executive Officer and Chairman of the Board of YES Clothing Co.(R), Mr. Marciano will receive a salary of $1 per year plus options to acquire 500,000 shares of common stock per year at $1.25 per share for four years (the closing price of the Company's common stock on June 13, 1995) vesting monthly during continued employment. In addition to his duties as Chairman and Chief Executive Officer, Mr. Marciano will supervise all of the Company's design departments.

  Mr. Marciano agreed to contribute $3,300,000 in additional capital to the Company in exchange for 2,640,000 shares of common stock and to convert additional shares of common stock at $1.25 per share in exchange of approximately $700,000 owed by the Company to Mr. Marciano and his affiliates for advances and expenses incurred by them on the Company's behalf subject in both cases to the receipt of a formal valuation and fairness opinion. In addition, the Company has granted Mr. Marciano a two-year warrant to acquire an additional 2,000,000 shares at $1.25 per share.

  The Company has also agreed to enter into five-year trademark license agreements for Mr. Marciano's "GM Surf(TM)" and "Misfits(R)" lines of clothing at royalties of 7% of gross sales, plus an additional 2% for advertising.

  In connection with the employment of the principal shareholder as Chief Executive Officer and Chairman of the Board, the Company has granted an option for 500,000 shares per year at $1.25 per share over four years, vesting ratably, expiring in ten years.

  If all of the shares, warrants and options described above are issued and exercised, Mr. Marciano and his affiliates' ownership of the Company may increase to approximately 93% by the end of four years. Shareholder approval will be sought for the grant of the options and warrant to Mr. Marciano.

  Copies of all of the agreements reflecting the foregoing are attached here to as exhibits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             REPORT OF MANAGEMENT

  The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles, and necessarily include some amounts that are based on management's best estimates and judgments.

  Yes Clothing Co. maintains a system of internal accounting controls designed to provide management with reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the benefits derived and that the evaluation of those factors requires estimates and judgments by management. Further, because of inherent limitations in any system of internal accounting control, errors or irregularities may occur and not be detected. Nevertheless, management believes that a high level of internal control is maintained by Yes Clothing Co. through the selection and training of qualified personnel, and the establishment and communication of accounting and business policies.

  The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management and with Yes Clothing Co.'s independent auditors to review matters relating to the quality of financial reporting and internal accounting control, and the nature, extent and results of their audits. Yes Clothing Co.'s independent auditors have free access to the Audit Committee.

    GEORGES MARCIANO              GUY ANTHOME               JEFFREY BUSSE
        CHAIRMAN,                  PRESIDENT               CHIEF FINANCIAL
     CHIEF EXECUTIVE                                           OFFICER
         OFFICER

                    REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Yes Clothing Co.

  We have audited the accompanying balance sheet of Yes Clothing Co. as of March 31, 1995 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. We have also audited the financial statement schedule for the year ended March 31, 1995, listed under item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yes Clothing Co. as of March 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. In our opinion, the schedule for the year ended March 31, 1995 presents fairly, in all material respects, the information set forth therein.

MOSS ADAMS

Los Angeles, California
May 24, 1995 (except for Note 1(b),
as to which the date is July 12, 1995)

                    REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Yes Clothing Co.

  We have audited the accompanying balance sheet of Yes Clothing Co. as of March 31, 1994 and the related statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 1994. We have also audited the financial statement schedules listed under Item 14. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yes Clothing Co. as of March 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in Note 12 to the financial statements, the Company changed its method of accounting for income taxes.

  Also, in our opinion, the schedules for the years ended March 31, 1994 and 1993 presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Los Angeles, California
May 27, 1994 (except for Note 20
which is as of June 21, 1994)

                                YES CLOTHING CO.

                                 BALANCE SHEET

                            MARCH 31, 1995 AND 1994

                                     ASSETS

                                                          1995         1994
                                                       -----------  -----------
CURRENT ASSETS
  Cash................................................ $   232,000  $   335,000
  Due from factor (Note 3)............................     678,000    3,383,000
  Accounts receivable (Note 4)........................     209,000      282,000
  Other receivables (Note 5)..........................     152,000      565,000
  Inventories (Notes 2 and 6).........................   2,158,000    3,213,000
  Prepaid expenses....................................      83,000      106,000
                                                       -----------  -----------
    Total current assets..............................   3,512,000    7,884,000
PROPERTY AND EQUIPMENT, at cost, net of accumulated
 depreciation and amortization (Notes 2 and 7)........   1,034,000    1,099,000
OTHER ASSETS..........................................      84,000       94,000
                                                       -----------  -----------
TOTAL ASSETS.......................................... $ 4,630,000  $ 9,077,000
                                                       ===========  ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.................................... $ 2,145,000  $ 2,306,000
  Accrued expenses (Note 8)...........................     243,000      284,000
  Contracts payable...................................      50,000       44,000
                                                       -----------  -----------
    Total current liabilities.........................   2,438,000    2,634,000
CONTRACTS PAYABLE, net of current portion (Note 9)....     119,000      171,000
DUE TO RELATED PARTY (Note 10)........................     538,000          --
COMMITMENTS (Note 12)
SHAREHOLDERS' EQUITY (Note 14)
  Preferred stock, no par; 2,000,000 shares
   authorized; no shares issued.......................         --           --
  Common stock, no par; 20,000,000 shares authorized;
   3,821,000 issued and outstanding...................   4,513,000    4,598,000
  (Accumulated deficit) retained earnings.............  (2,978,000)   1,674,000
                                                       -----------  -----------
TOTAL SHAREHOLDERS' EQUITY............................   1,535,000    6,272,000
                                                       -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............ $ 4,630,000  $ 9,077,000
                                                       ===========  ===========

                            See accompanying notes.

                                YES CLOTHING CO.

                            STATEMENT OF OPERATIONS

                   YEARS ENDED MARCH 31, 1995, 1994, AND 1993

                                           1995          1994          1993
                                       ------------  ------------  ------------
NET SALES............................  $ 28,580,000  $ 27,883,000  $ 37,943,000
COST OF SALES........................    25,210,000    24,210,000    29,891,000
                                       ------------  ------------  ------------
    Gross profit.....................     3,370,000     3,673,000     8,052,000
COMMISSION INCOME....................       383,000       689,000       953,000
ROYALTY INCOME.......................        51,000        60,000       141,000
                                       ------------  ------------  ------------
    Operating income.................     3,804,000     4,422,000     9,146,000
                                       ------------  ------------  ------------
OPERATING EXPENSES
  Selling............................     3,345,000     3,783,000     4,406,000
  General and administrative.........     4,627,000     5,033,000     6,158,000
                                       ------------  ------------  ------------
                                          7,972,000     8,816,000    10,564,000
                                       ------------  ------------  ------------
    Loss from operations.............    (4,168,000)   (4,394,000)   (1,418,000)
OTHER INCOME (EXPENSE)
  Insurance income, net..............        63,000     1,658,000           --
  Interest expense...................      (255,000)     (128,000)     (107,000)
  Interest income....................         3,000        74,000        39,000
  License acquisition (Note 14)......      (295,000)          --            --
  Other income.......................           --          6,000        56,000
                                       ------------  ------------  ------------
                                           (484,000)    1,610,000       (12,000)
                                       ------------  ------------  ------------
LOSS BEFORE INCOME TAXES.............    (4,652,000)   (2,784,000)   (1,430,000)
INCOME TAX PROVISION (BENEFIT) (Note
 14).................................           --        150,000      (432,000)
                                       ------------  ------------  ------------
NET LOSS.............................  $ (4,652,000) $ (2,934,000) $   (998,000)
                                       ============  ============  ============
LOSS PER SHARE.......................  $      (1.22) $       (.77) $       (.26)
                                       ============  ============  ============
AVERAGE NUMBER OF SHARES OUTSTANDING.     3,821,000     3,821,000     3,821,000
                                       ============  ============  ============


                            See accompanying notes.

                                YES CLOTHING CO.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                    COMMON STOCK
                                --------------------   RETAINED
                                 SHARES     AMOUNT     EARNINGS       TOTAL
                                --------- ----------  -----------  -----------
BALANCE, March 31, 1992........ 3,821,000 $4,598,000  $ 5,606,000  $10,204,000
  Net loss.....................       --         --      (998,000)    (998,000)
                                --------- ----------  -----------  -----------
BALANCE, March 31, 1993........ 3,821,000  4,598,000    4,608,000    9,206,000
  Net loss.....................       --         --    (2,934,000)  (2,934,000)
                                --------- ----------  -----------  -----------
BALANCE, March 31, 1994........ 3,821,000  4,598,000    1,674,000    6,272,000
  Repurchase of stock options
   (Note 14)...................       --    (330,000)         --      (330,000)
  Capital contribution (Note
   14).........................       --     245,000          --       245,000
  Net loss.....................       --         --    (4,652,000)  (4,652,000)
                                --------- ----------  -----------  -----------
BALANCE, March 31, 1995........ 3,821,000 $4,513,000  $(2,978,000) $ 1,535,000
                                ========= ==========  ===========  ===========



                            See accompanying notes.

                                YES CLOTHING CO.

                            STATEMENT OF CASH FLOWS

                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                             1995         1994         1993
                                          -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss............................... $(4,652,000) $(2,934,000) $ (998,000)
  Reconciliation of net loss to net cash
   flows from operating activities
    Depreciation and amortization........     341,000      298,000     212,000
    Increase (decrease) in credits due
     customers and allowance for doubtful
     accounts............................     364,000      (23,000)    319,000
    Increase (decrease) in cash due to
     changes in assets and liabilities
      Due from factor....................    (887,000)   2,117,000    (352,000)
      Accounts receivable................      77,000      904,000    (256,000)
      Other receivables..................     413,000      378,000    (273,000)
      Inventories........................   1,055,000       30,000    (257,000)
      Prepaid expenses...................      23,000      (45,000)    405,000
      Deferred income taxes..............         --       378,000     247,000
      Other assets.......................      10,000       (1,000)     71,000
      Accounts payable...................    (161,000)    (612,000)  1,250,000
      Accrued expenses...................     (41,000)    (128,000)   (671,000)
                                          -----------  -----------  ----------
        Net cash (used) provided by
         operating activities............  (3,458,000)     362,000    (303,000)
                                          -----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment....    (276,000)    (241,000)   (702,000)
                                          -----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on contracts payable..........     (47,000)     (33,000)    (11,000)
  Proceeds from contracts payable........         --           --      248,000
  Advances from factor, net..............   3,116,000          --          --
  Contribution of capital................     245,000          --          --
  Borrowing from related party...........     538,000          --          --
  Purchase of stock options..............    (330,000)         --          --
                                          -----------  -----------  ----------
        Net cash provided (used) by
         financing activities............   3,522,000      (33,000)    237,000
                                          -----------  -----------  ----------
NET (DECREASE) INCREASE IN CASH..........    (212,000)      88,000    (768,000)
CASH AND CASH EQUIVALENTS,
  Beginning of year......................     444,000      356,000   1,124,000
                                          -----------  -----------  ----------
CASH AND CASH EQUIVALENTS,
  End of year............................ $   232,000  $   444,000  $  356,000
                                          ===========  ===========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for
   Interest.............................. $   255,000  $   128,000  $  107,000
                                          ===========  ===========  ==========
   Income taxes..........................         --       182,000         --
                                          ===========  ===========  ==========

                            See accompanying notes.

                               YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1995 AND 1994

NOTE 1--ORGANIZATION AND FINANCIAL CONDITION

  A) ORGANIZATION--Yes Clothing Co.(R) (the "Company") was incorporated on July 1, 1982, in the State of California. The Company designs, manufactures and markets a diversified line of apparel primarily for women and young men. The Company sells its garments throughout the United States and Canada to retail department stores, specialty chains and specialty stores.

  The Company also arranged for the manufacture, in the Orient, of certain of its styles, which are shipped directly from the manufacturer to customers in the United States, Europe and Japan. In connection therewithin, the Company received a percentage of the sales price charged by the manufacturer and recognized this amount as commission income in the accompanying statement of operations. Subsequent to the acquisition transaction as described below, the Company discontinued these commission transactions.

  In January 1995, control of the Company changed when its two principal shareholders sold all of their shares, amounting to approximately 80% of the Company's outstanding stock, to affiliates of an individual. This transaction is herein referred to as the "Acquisition Transaction" and the collective new majority interest as the "Principal Shareholder". The principal shareholder currently holds approximately 88% of the Company's outstanding stock.

  B) FINANCIAL CONDITION--The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company sustained a substantial loss for the year ended March 31, 1995 and has experienced operating and net losses each year since 1992. The operating results for the three months ended June 30, 1995 are anticipated to reflect continued net losses. At this time, the Company is not able to sustain operations without a significant infusion of capital. The Company is currently operating on short-term overdrafts provided by the factor (Note 3) which are guaranteed by limited letters of credit totaling $2,000,000 supplied by the principal shareholder.

  In June 1995, the Company's principal shareholder expressed an intent to provide additional capital in return for common stock, stock option, warrant and other considerations. The Company's Board of Directors has approved the transaction which was consummated after receipt of a formal valuation and fairness opinion (the grant of options remains subject to shareholder approval.) The significant terms of the transaction are as follows:

  . Contribution of $3,300,000 cash in exchange for common stock at $1.25 per share.

  . Conversion of amounts owed to the principal shareholder and his affiliate
    (Note 10) into approximately 560,000 shares of common stock, at a rate of $1.25 per share.

  . Issuance of 2,000,000 common stock warrant immediately exercisable, expiring in two years, at $1.25 per share.

  . Five year trademark license agreement with affiliates of the principal shareholder for "GM Surf(TM)" and "Misfits(R)" lines at a royalty rate of 7% of gross sales plus 2% for advertising.

  . In connection with the employment of the principal shareholder as Chief
    Executive Officer and Chairman of the Board, the Company has granted an option for 500,000 shares per year at $1.25 per share over four years, vesting ratably, expiring in ten years.

                               YES CLOTHING CO.

                            MARCH 31, 1995 AND 1994

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  INVENTORIES--Inventories are stated at the lower of cost (first-in, first-out basis) or market.

  DEPRECIATION AND AMORTIZATION--Depreciation and amortization of property and equipment are provided principally by the straight-line method over the following estimated useful lives:

      Furniture and fixtures......................................       5 years
      Machinery and equipment.....................................      10 years
      Leasehold improvements...................................... Life of lease

  INCOME TAXES--Income taxes are accounted for using an asset and liability approach. Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Income taxes are further explained in Note 13.

  LOSS PER SHARE--Loss per share is based on the weighted average number of shares of common stock outstanding during each period. Stock options have not been considered in the loss per share calculations since the effect would be antidilutive.

  STATEMENT OF CASH FLOWS--For purposes of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, including matured funds held by the factor.

NOTE 3--TRANSACTIONS WITH FACTOR AND BANK BORROWING

  The Company has a factoring agreement with a factor and a letter of credit facility with a related financing bank through March 1996. Under the factoring agreement, the Company sells substantially all of its trade accounts receivable, without recourse, and may request advances, up to 80%, on the net sales factored at any time before their maturity date. Under the letter of credit facility, the financing bank provides a credit line for letters of credit, ledger debt and factor guarantees up to the 80% advance rate provided under the factoring agreement with an additional overadvance facility of $1,050,000.

  The factor charges a commission on the net sales factored and interest on advances at prime plus a negotiated rate. The agreements are collateralized by accounts receivable and inventory imported under letters of credit.

  Open letters of credit at March 31, 1995 amounted to $426,000. Included in accounts payable at March 31, 1995 is $226,000 due to the factor for piece good purchases.

  Due from factor consists of the following:

                                                          1995         1994
                                                       -----------  -----------
   Unmatured receivables
     Without recourse................................. $ 4,297,000  $ 3,521,000
     With recourse....................................     111,000          --
                                                       -----------  -----------
                                                         4,408,000    3,521,000
   (Advances) matured funds...........................  (3,115,000)     109,000
   Open credits.......................................    (615,000)    (247,000)
                                                       -----------  -----------
                                                       $   678,000  $ 3,383,000
                                                       ===========  ===========

                               YES CLOTHING CO.

                            MARCH 31, 1995 AND 1994

NOTE 3--TRANSACTIONS WITH FACTOR AND BANK BORROWING (CONTINUED)

  During fiscal 1995, the maximum amount of advances outstanding was approximately $3,770,000. The average advances based upon month-end balances, was approximately $2,665,000. The average cost of borrowing, which includes factoring commission and interest, was approximately 17.2% during 1995.

NOTE 4--ACCOUNTS RECEIVABLE

                                                             1995       1994
                                                          ---------- ----------
   Accounts receivable................................... $  425,000 $  503,000
   Less allowance for doubtful accounts..................    216,000    221,000
                                                          ---------- ----------
                                                          $  209,000 $  282,000
                                                          ========== ==========

NOTE 5--OTHER RECEIVABLES

                                                             1995       1994
                                                          ---------- ----------
   Tax refund receivable................................. $      --  $  393,000
   Insurance premium refund receivable...................    112,000     63,000
   Other.................................................     40,000    109,000
                                                          ---------- ----------
                                                          $  152,000 $  565,000
                                                          ========== ==========

NOTE 6--INVENTORIES

                                                             1995       1994
                                                          ---------- ----------
   Raw materials......................................... $  560,000 $  953,000
   Work-in-progress......................................    339,000    877,000
   Finished goods........................................  1,259,000  1,383,000
                                                          ---------- ----------
                                                          $2,158,000 $3,213,000
                                                          ========== ==========

NOTE 7--PROPERTY AND EQUIPMENT

                                                             1995       1994
                                                          ---------- ----------
   Furniture and fixtures................................ $  203,000 $  200,000
   Machinery and equipment...............................  1,311,000  1,132,000
   Leasehold improvements................................    822,000    728,000
                                                          ---------- ----------
                                                           2,336,000  2,060,000
   Less accumulated depreciation and amortization........  1,302,000    961,000
                                                          ---------- ----------
                                                          $1,034,000 $1,099,000
                                                          ========== ==========

NOTE 8--ACCRUED EXPENSES

                                                             1995       1994
                                                          ---------- ----------
   Accrued payroll....................................... $   63,000 $  120,000
   Accrued vacation......................................    125,000    100,000
   Other.................................................     55,000     64,000
                                                          ---------- ----------
                                                          $  243,000 $  284,000
                                                          ========== ==========

                               YES CLOTHING CO.

                            MARCH 31, 1995 AND 1994
NOTE 9--CONTRACTS PAYABLE

  The Company leases equipment under capital leases which expire on various dates through March 1998. The remaining obligations under these capital leases for future years ended March 31 are as follows:

     1996............................................................. $ 68,000
     1997.............................................................   68,000
     1998.............................................................   69,000
                                                                       --------
                                                                        205,000
     Amount representing interest.....................................  (36,000)
                                                                       --------
     Present value of minimum lease payments..........................  169,000
     Less current portion.............................................   50,000
                                                                       --------
     Long-term portion................................................ $119,000
                                                                       ========

  Equipment under capital leases and related accumulated depreciation amount to $248,000 and $98,000, respectively.

NOTE 10--DUE TO RELATED PARTY

  An unsecured $330,000 note payable to the principal shareholder bears interest at the lessor of 8% or the prime rate of interest less 1%. The note is due thirteen months from demand or on the closing date of a public offering or private placement with gross proceeds of at least $6 million and at not less than $6 per share.

  Unsecured non-interest bearing advances of $208,000 were made to the Company by an entity affiliated through common ownership with the principal shareholder.

  As indicated in Note 1, these amounts were converted to common stock subsequent to March 31, 1995.

NOTE 11--COMMITMENTS

  The Company leases its office, warehouse, retail store and showrooms under various operating leases expiring through August 1999. Minimum payments under non-cancelable operating leases for future years ending March 31 are as follows:

     1996............................................................ $  743,000
     1997............................................................    694,000
     1998............................................................    147,000
     1999............................................................     22,000
     2000............................................................      7,000
                                                                      ----------
                                                                      $1,613,000
                                                                      ==========

  Rent expense for the years ended March 31, 1995, 1994 and 1993, was approximately $609,000 (net of $115,000 sublease income), $593,000 and $639,000, respectively.

                               YES CLOTHING CO.

                            MARCH 31, 1995 AND 1994

NOTE 12--EMPLOYEE BENEFIT PLAN

  The Company has a profit sharing plan for the benefit of qualified employees. The amount of the contribution to the plan is discretionary and is determined annually by the Board of Directors. The Company has not accrued contributions for the years ended March 31, 1995 or 1994. In 1993, the Company contributed $374,000 to the Plan.

  Effective February 14, 1995, the Company terminated the plan pending IRS approval. The net assets of the plan will be distributed to participants according to their account balances.

NOTE 13--INCOME TAXES

  Income taxes are summarized as follows:

                                                     1995   1994       1993
                                                     ---- ---------  ---------
   Currently payable (refundable)
     Federal........................................ $--  $(211,000) $(697,000)
     State..........................................  --      4,000      6,000
                                                     ---- ---------  ---------
                                                      --   (207,000)  (691,000)
                                                     ---- ---------  ---------
   Deferred
     Federal........................................  --    357,000    259,000
                                                     ---- ---------  ---------
                                                     $--  $ 150,000  $(432,000)
                                                     ==== =========  =========

  The primary differences between the income tax provision (benefit) computed at the U.S. statutory corporate income tax rate and the effective income tax rate are as follows:

                             1995    1994    1993
                             -----   -----   -----
   Federal income taxes at
    the U.S. statutory
    rate...................  (34.0)%  34.0 % (34.0)%
   State taxes, net of
    federal income tax
    benefit................   (6.0)    (.1)     .4
   Unutilized net operating
    loss...................   40.0   (28.5)    --
   Other...................    --      --      3.4
                             -----   -----   -----
   Effective income tax
    rate...................    --      5.4 % (30.2)%
                             =====   =====   =====

  Effective at the beginning of fiscal 1994, the Company changed its method of accounting for income taxes by adopting the provisions of Financial Accounting Standards Statement No. 109. The cumulative effect on prior years of this change was not significant.

                               YES CLOTHING CO.

                            MARCH 31, 1995 AND 1994
NOTE 13--INCOME TAXES (CONTINUED)

  At March 31, 1995 and 1994, deferred tax assets and liabilities are comprised of the following elements:

                                                          1995         1994
                                                       -----------  -----------
   Gross deferred assets
     Reserve for chargebacks.......................... $   246,000  $    99,000
     Provision for doubtful accounts..................      87,000       88,000
     Inventory basis..................................      65,000       97,000
     Accrued expenses.................................      50,000       23,000
     Tax effect of net operating losses...............   2,724,000      867,000
     Other............................................         --         6,000
                                                       -----------  -----------
       Gross deferred asset...........................   3,172,000    1,180,000
   Deferred liability
     Accumulated depreciation.........................     (63,000)     (56,000)
                                                       -----------  -----------
   Net deferred asset before valuation allowance......   3,109,000    1,124,000
     Valuation allowance..............................  (3,109,000)  (1,124,000)
                                                       -----------  -----------
                                                       $       --   $       --
                                                       ===========  ===========

  The Company has established a valuation allowance equal to the net deferred tax asset as the Company cannot conclude that it is more likely than not that the net deferred tax asset will be realized.

  The Federal and State net operating loss carryforwards of approximately $6,550,000 and $8,286,000, respectively, expire from the years 2007 through 2010. Because ownership of the Company changed control during the year, a portion of the net operating loss carryforwards will be limited. Approximately $5,826,000 and $7,598,000 of Federal and State net operating losses, respectively, are subject to a maximum annual utilization totalling approximately $522,000.

  Deferred income taxes arise from temporary differences between financial and tax reporting. The effects of these differences on income taxes are as follows:

                                                 1995         1994       1993
                                              -----------  ----------  --------
   Tax effect of net operating losses........ $(1,857,000) $ (867,000) $    --
   Inventory basis...........................      32,000      16,000    (3,000)
   Valuation and other reserves..............    (146,000)    (61,000)  (26,000)
   Accrued settlement of lawsuit.............         --          --    244,000
   Other, net................................     (14,000)    145,000    44,000
   Valuation allowance.......................   1,985,000   1,124,000       --
                                              -----------  ----------  --------
   Provision for deferred income taxes....... $       --   $  357,000  $259,000
                                              ===========  ==========  ========

                               YES CLOTHING CO.

                            MARCH 31, 1995 AND 1994

NOTE 14--SHAREHOLDERS' EQUITY

  STOCK OPTION PLAN--The Company has a stock option plan (the "Plan") for key employees, directors, officers and consultants of the Company. The plan provides for the issuance of up to 400,000 shares of common stock. Outstanding options are exercisable for a period of up to ten years and one week from the date of grant. Activity under this plan for 1993 through 1995 is as follows:

                                                        NUMBER OF    EXERCISE
                                                         SHARES       PRICE
                                                        ---------  ------------
   Outstanding, March 31, 1992.........................  160,000   $3.00--$8.75
     Granted...........................................  190,000    2.00-- 4.00
                                                        --------   ------------
   Outstanding, March 31, 1993.........................  350,000    2.00-- 8.75
     Granted...........................................   20,000    1.88-- 2.00
                                                        --------   ------------
   Outstanding, March 31, 1994.........................  370,000    1.88-- 8.75
     Granted...........................................   15,000           6.00
     Repurchased and canceled.......................... (260,000)   2.00-- 8.75
                                                        --------   ------------
   Outstanding, March 31, 1995.........................  125,000   $1.88--$6.00
                                                        ========   ============

  At March 31, 1995, there are 125,000 options exercisable at prices from $1.88 to $6.00 per share; 30,000 options at prices of $1.88 and $3.00 were subsequently exercised. As indicated in Note 1, subsequent to March 31, 1995, 4,000,000 additional options have been granted, subject to shareholder approval, at an exercise price of $1.25 per share.

  REPURCHASE OF STOCK OPTIONS--In conjunction with the change of principal ownership in January 1995, the Company repurchased various stock options for a total of $330,000. Funds for this transaction were provided by the new principal shareholder (Note 10).

  BUY BACK OF LICENSE AGREEMENTS--In connection with the change in principal ownership in 1995, the Company reacquired certain licenses for a total of $295,000. This amount is reflected as an "other expense" in the statement of operations.

NOTE 15--INSURANCE RECOVERIES

  Subsequent to March 31, 1992, the Company incurred the loss of substantially all of its finished goods inventory in connection with civil disturbances in the City of Los Angeles. During the fiscal year ended March 31, 1993 the Company recovered from one insurance company, the cost of the inventory lost and its normal gross profit which would have been derived from the sale of those goods. For the years ended March 31, 1995 and 1994, the Company recovered a net $63,000 and $1,658,000, respectively, from a second insurance company for business interruption losses related to the civil disturbances.

NOTE 16--OTHER RELATED PARTY TRANSACTIONS

  A law firm in which one member of the Board of Directors is a partner, was paid $93,000, $62,000 and $50,000 for legal services for the years ended March 31, 1995, 1994 and 1993, respectively. This Board member resigned effective May 16, 1995.

  One former member of the Board of Directors served as a consultant to the Company and was paid $111,000 for consulting services for the year ended March 31, 1994, $100,000 of which was a special bonus in connection with the settlement of the Company's business interruption claim (Note 15), and $6,000 and $7,000 annually for the years ended March 31, 1995 and 1993, respectively. Another former member of the Board of Directors served as a consultant to the Company and was paid $4,000 for consulting services for the year ended March 31, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this item is hereby incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A which involves the election of Directors.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item is hereby incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A which involves the election of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item is hereby incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A which involves the election of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is hereby incorporated by reference to the Company's proxy statement to be filed pursuant to Regulation 14A which involves the election of Directors.

                                    PART IV

ITEM 14. EXHIBIT, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

  The following financial statements of Yes Clothing Co. are included in Item
8:

  Balance sheet

  Statement of operations

  Statement of changes in shareholders' equity

  Statement of cash flows

  Notes to financial statements

  Financial Statement Schedule:

   II--Valuation and qualifying accounts

EXHIBITS

  See index to exhibits.

REPORTS ON FORM 8-K

  Marciano transaction January 31, 1995.

                                YES CLOTHING CO.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993

          COLUMN A            COLUMN B   COLUMN C    COLUMN D       COLUMN E
          --------           ---------- ---------- ------------    ----------
                                        ADDITIONS
                             BALANCE AT CHARGED TO                 BALANCE AT
                             BEGINNING  COSTS AND   ADDITIONS        END OF
        DESCRIPTION          OF PERIOD   EXPENSES  (DEDUCTIONS)      PERIOD
        -----------          ---------- ---------- ------------    ----------
YEAR ENDED MARCH 31, 1995:
Allowance for doubtful
 accounts on nonfactored
 accounts receivable........  $221,000   $158,000   $(163,000)(a)   $216,000
                              ========   ========   =========       ========
Reserve for estimated
 returns, allowances and
 discounts on factored
 accounts...................  $247,000   $368,000   $     --        $615,000
                              ========   ========   =========       ========
YEAR ENDED MARCH 31, 1994:
Allowance for doubtful
 accounts on nonfactored
 accounts receivable........  $225,000   $(23,000)  $  19,000 (a)   $221,000
                              ========   ========   =========       ========
Reserve for estimated
 returns, allowances and
 discounts on factored
 accounts...................  $395,000   $    --    $(148,000)(b)   $247,000
                              ========   ========   =========       ========
YEAR ENDED MARCH 31, 1993:
Allowance for doubtful
 accounts on nonfactored
 accounts receivable........  $181,000   $319,000   $(275,000)(a)   $225,000
                              ========   ========   =========       ========
Reserve for estimated
 returns, allowances and
 discounts on factored
 accounts...................  $302,000   $233,000   $(140,000)(b)   $395,000
                              ========   ========   =========       ========

- --------
(a) Represents net write-offs of uncollectible accounts against the allowance.
(b) Represents write-offs of uncollectible accounts against the reserve.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          YES Clothing Co.

                                          By:       Georges Marciano
                                             ----------------------------------
                                             CHAIRMAN OF THE BOARD AND CHIEF
                                                    EXECUTIVE OFFICER

July 12, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE

          Georges Marciano             Chairman of the Board    July 12, 1995
- -------------------------------------   Chief Executive
          GEORGES MARCIANO              Officer and Director
     PRINCIPAL EXECUTIVE OFFICER

             Guy Anthome               President and Director   July 12, 1995
- -------------------------------------
             GUY ANTHOME

          Jeffrey P. Busse             Chief Financial          July 12, 1995
- -------------------------------------   Officer and Director
          JEFFREY P. BUSSE
 PRINCIPAL FINANCIAL AND ACCOUNTING
               OFFICER

           Irving B. Kroll             Director                 July 12, 1995
- -------------------------------------
           IRVING B. KROLL

         Maurice Schoenholz            Director                 July 12, 1995
- -------------------------------------
         MAURICE SCHOENHOLZ

                               INDEX TO EXHIBITS

                                                                       PAGE
                                                                   SEQUENTIALLY
 ITEM NO. DESCRIPTION                                                NUMBERED
 -------- -----------                                              ------------
  3.1     Restated Articles of Incorporation of the Company. (1)
  3.2     Restated Bylaws of the Company.(1)
  4.1     Specimen Common Stock Certificate.(1)
 10.1     1989 Stock Option Plan with forms of stock option
          agreements thereunder.(1)*
 10.2     Profit Sharing Plan dated March 22, 1993.*
 10.3     Consultant Agreement dated as of April 21, 1989
          between the Company and Alexander Menke.(1)*
 10.4     Employment Agreement dated as of November 1, 1990
          between the Company and Daniel V. Goodstein.(2)*
 10.5     Form of Indemnification Agreement entered into with
          the Company's Directors and Executive Officers.(1)
 10.6     Sublease dated May 3, 1989 between the Company and
          D.G.P. Limited Partnership.(1)
 10.7     Lease dated August 15, 1991 between the Company and
          California Mart.(4)
 10.8     Lease dated February 14, 1992 between the Company and
          Jody Apparel, Inc.(3)
 10.9     Lease dated November 4, 1992 between the Company and
          California Mart.(4)
 10.10    Lease dated May 10, 1993 between the Company and 1466
          Broadway Associates.(4)
 10.11    Lease dated September 17, 1990 between the Company and
          Gettinger Associates, as renewed pursuant to a letter
          dated September 22, 1993 from Gettinger Associates to
          the Company.(5)
 10.12    Contract for the purchase of assets, including the
          Sedan trademark, between the Company and Camden Place,
          Ltd. dated March 9, 1992.(4)
 10.13    Factoring Agreement dated May 15, 1994 between the
          Company and Republic Factors Corp., and related
          agreements.(5)
 10.14    Form of Continuing Indemnity and Security Agreement
          between the Company and Republic Bank California N.A.,
          and related agreements.(5)
 10.15    Promissory Note dated March 9, 1995 between the
          Company and Georges Marciano.
 10.16    Lease Assignment and First Amendment to lease between
          the Company and R.R. Park City, Inc.
 10.17    Lease dated April 3, 1995 between the Company and 1466
          Broadway Associates.
 10.18    License Agreement dated as of April 1, 1995 between
          the Company and Marble Sportswear, Inc.
 10.19    Amendment to Factoring Agreement dated March 2, 1995
          between the Company and Republic Factors Corp.
 10.20    Retainer Agreement dated June 17, 1995 between the
          Company and Houlihan Lokey Howard and Zukin.
 10.21    Indemnification Agreement dated June 17, 1995 between
          the Company and Georges Marciano.
 10.22    Indemnification Agreement dated May 3, 1995 between
          the Company and Irving B. Kroll.
 10.23    Indemnification Agreement dated May 3, 1995 between
          the Company and Maurice Schoenholz.
 10.24    Indemnification Agreement dated May 18, 1995 between
          the Company and Guy Anthome.
 10.25    Indemnification Agreement dated May 18, 1995 between
          the Company and Jeffrey P. Busse.
 10.26    Employment Agreement dated as of June 17, 1995 between
          the Company and Georges Marciano.*

                                                                       PAGE
                                                                   SEQUENTIALLY
 ITEM NO. DESCRIPTION                                                NUMBERED
 -------- -----------                                              ------------
 10.27    Stock Option Agreement dated June 17, 1995 between the
          Company and Georges Marciano.*
 10.28    Warrant Agreement dated June 17, 1995 between the
          Company and Georges Marciano.
 10.29    Three Party Agreement between the Company, Republic
          Factors Corp. and Georges Marciano dated June 12,
          1995.
 10.30    Three Party Agreement between the Company, Republic
          Factors Corp. and Georges Marciano dated June 21,
          1995.
 27       Financial Data Schedule.
 99.1     Valuation and Fairness Opinion of Houlihan Lokey
          Howard and Zukin dated July 10, 1995.

- --------
*Management contract or executive compensation plan or arrangement.
(1) Filed as an exhibit to the annual Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated herein by this reference.
(2) Filed as an exhibit to the annual Report on Form 10-K for the fiscal year ended March 31, 1991 and incorporated herein by this reference.
(3) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 1992, and incorporated herein by this reference.
(4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by this reference.
(5) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 1994.