Form 10-Q
period 1995-06-30
YES CLOTHING CO
filed 1995-08-14
CIK 856979

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1995

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM______________ TO ______________


Commission File Number  0-18064
                       ---------



                               YES Clothing Co.
                               ----------------
            (Exact name of registrant as specified in its charter)

           CALIFORNIA                                        95-3768671
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

           1380 WEST WASHINGTON BLVD., LOS ANGELES, CALIFORNIA 90007
           ---------------------------------------------------------
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  213-765-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  X          NO
                      ---            ---

Number of shares of Common Stock outstanding as of August 11, 1995:  7,036,492

                                YES Clothing Co.
                                ----------------

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION

          Balance Sheets                                                     3

          Statements of Operations                                           4

          Statements of Cash Flows                                           5

          Notes to Financial Statements                                      6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      7


PART II.  OTHER INFORMATION

          Exhibits and Reports on Form 8-K                                  11

          Signatures                                                        13

                         PART I. FINANCIAL INFORMATION

                                YES Clothing Co.
                                 BALANCE SHEETS

                                                       June 30,      March 31,
                                                         1995           1995
                                                     ------------   ------------
                                                     (unaudited)
ASSETS
------
Current Assets:
 Cash                                                $    95,000    $   232,000
 Due from factor, net                                                   678,000
 Accounts receivable, nonfactored-net                    229,000        209,000
 Other receivables and deposits                           96,000        152,000
 Inventories                                           4,337,000      2,158,000
 Prepaid expenses                                        184,000         83,000
                                                     -----------    -----------

    Total current assets                               4,941,000      3,512,000

Equipment, net                                         1,081,000      1,034,000
Other assets                                              96,000         84,000
Trademarks                                               143,000
                                                     -----------    -----------
                                                     $ 6,261,000    $ 4,630,000
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable                                    $ 1,993,000    $ 2,145,000
 Accrued expenses and other
  current liabilities                                    318,000        243,000
 Due to factor                                         2,208,000
 Advances from affiliate                                 300,000
 Contract payables                                        47,000         50,000
                                                     -----------    -----------

  Total current liabilities                            4,866,000      2,438,000
                                                     -----------    -----------

Long term liabilities:
 Contract payables                                       110,000        119,000
 Due to related party
                                                         681,000        538,000
   Total long-term liabilities                       -----------    -----------
                                                         791,000        657,000
                                                     -----------    -----------

Shareholders' Equity:
 Preferred stock, no par; 2,000,000
   shares authorized; no shares                               --             --
   issued and outstanding
 Common stock, no par; 20,000,000
   shares authorized; 3,851,799 and
   3,821,470 issued and outstanding                    4,629,000      4,513,000
 Retained earnings (deficit)                          (4,025,000)    (2,978,000)
                                                      -----------    ----------
   Total shareholders' equity                            604,000      1,535,000
                                                      -----------    ----------
                                                     $ 6,261,000    $ 4,630,000
                                                      ===========    ==========





                       See notes to financial statements.

                                YES Clothing Co.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended
                                                              JUNE 30
                                                      -----------------------
                                                         1995         1994
                                                      ----------   ----------

Net sales                                             $2,686,000   $6,859,000
Cost of sales                                          1,841,000    5,571,000
                                                      ----------   ----------

Gross profit                                             845,000    1,288,000

Commission income                                         31,000      154,000
Royalty income                                            -0-          24,000
                                                      ----------   ----------

Gross operating income                                   876,000    1,466,000

Operating expenses:
Selling, general & administrative                      1,822,000    1,868,000
                                                      ----------   ----------

Loss from operations                                    (946,000)    (402,000)

Trademark acquisition                                    (25,000)       -0-
Interest (expense) - net                                 (76,000)     (29,000)
                                                     -----------    ---------

Loss before income tax                                (1,047,000)    (431,000)
                                                     -----------    ---------

Provision for income taxes                                -0-          -0-
                                                     -----------    ---------

Net loss                                             $(1,047,000)   $(431,000)
                                                     ===========    =========

Loss per share                                       $     (0.27)   $   (0.11)
                                                     ===========    ==========

Average number of shares
  outstanding                                          3,852,000    3,821,000
                                                     ===========    =========


                       See notes to financial statements.

                                YES Clothing Co.

                            STATEMENTS OF CASH FLOWS
                   Three Months Ended June 30, 1995 and 1994
                                  (Unaudited)
                          Increase (decrease) in Cash

                                                          1995         1994
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $(1,047,000)   $(431,000)

Reconciliation of net loss to net cash
  flows from operating activities:
   Depreciation and amortization                          108,000       82,000
   Provision for bad debts                                            (114,000)
   Changes in assets and liabilities:
       Due to/from factor                               2,887,000    1,318,000
       Accounts receivable, nonfactored                   (20,000)    (455,000)
       Other receivables and deposits                      56,000       21,000
       Inventories                                     (2,179,000)    (975,000)
       Prepaid expenses                                  (101,000)     (16,000)
       Other assets                                       (12,000)     (10,000)
       Trademarks                                        (143,000)
       Accounts payable                                  (152,000)     258,000
       Accrued expenses and
        other current liabilities                          75,000      (44,000)
                                                      -----------   ----------

        Net cash used in operating
          activities                                     (528,000)    (346,000)
                                                      -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (156,000)     (31,000)
                                                      -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on contracts payable                           (12,000)     (11,000)
  Advances from affiliate                                 300,000
  Borrowing from related party                            143,000
  Issuance of common stock                                116,000
                                                      -----------
        Net cash provided (used) by
          financing activities                            547,000      (11,000)
                                                      -----------   ----------

NET INCREASE (DECREASE) IN CASH                          (137,000)    (388,000)

CASH AND CASH EQUIVALENTS,
  Beginning of period                                     232,000      444,000
                                                      -----------   ----------

CASH AND CASH EQUIVALENTS,
  End of period                                       $    95,000   $   56,000
                                                      ===========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
  For interest                                        $    76,000   $   30,000
                                                      ===========   ==========

                       See notes to financial statements.

                                YES Clothing Co.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Basis of presentation:

     The accompanying financial statements are unaudited, but in the opinion of management of the Company contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1995, and the results of operations and changes in cash flows for the three months ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 as filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 1996.

NOTE 2 - Due to/from factor:
     The amount due to/from factor is net of estimated customer returns, allowances and discounts as follows:


                                                        June 30,     March 31,
                                                          1995         1995
                                                      -----------   -----------
Unmatured receivables                                 $ 2,531,000   $ 4,408,000
Advances                                               (3,571,000)   (3,115,000)
Open credits                                           (1,168,000)     (615,000)
                                                      -----------   -----------
                                                      $(2,207,000)  $   678,000
                                                      ===========   ===========

NOTE 3 - Inventories:
 Inventories consisted of the following:

                                                        June 30,     March 31,
                                                          1995         1995
                                                      -----------   -----------
Raw materials                                         $ 1,269,000   $   560,000
Work-in-progress                                          776,000       339,000
Finished goods                                          2,292,000     1,259,000
                                                      -----------   -----------
                                                      $ 4,337,000   $ 2,158,000
                                                      ===========   ===========

NOTE 4 - Interest income (expense) - net:
 Net interest income consisted of the following:

                                                 Income   Expense    Net
                                                 ------   -------    ---
Three months ended June 30, 1995                 $  -0-   $76,000  $(76,000)
Three months ended June 30, 1994                 $1,000   $30,000  $(29,000)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     YES Clothing Co. (The "Company") designs, contracts for the manufacture of and markets diversified lines of apparel for young women, young men and kids. The Company sells its apparel to retail department stores and specialty chain stores. The Company's garments are made in the United States and, to a lesser extent, in the Far East.


Results of Operations
---------------------

     RECENT DEVELOPMENTS. On June 17, 1995, Georges Marciano agreed to become Chief Executive Officer and Chairman of the Board of the Company, to provide additional capital for the Company, and to license to YES certain trademarks controlled by Marciano affiliates. The additional capital was received by the Company on July 12, 1995.

     As Chief Executive Officer and Chairman of the Board of YES Clothing Co.(R), Mr. Marciano will receive a salary of $1 per year plus options to acquire 500,000 shares of common stock per year at $1.25 per share for four years (the closing price of the company's common stock on June 13, 1995) vesting monthly during continued employment and expiring in 10 years. In addition to his duties as Chairman and Chief Executive Officer, Mr. Marciano will supervise all of the Company's design departments.

     On July 12, 1995, Mr. Marciano contributed $3,300,000 in additional capital to the Company in exchange for 2,640,000 shares of common stock and converted additional shares of common stock at $1.25 per share in exchange of $681,000 owed by the Company to Mr. Marciano for advances and expenses incurred by him on the Company's behalf. In addition, the Company has granted Mr. Marciano a two-year warrant to acquire an additional 2,000,000 shares at $1.25 per share. Shareholder approval will be sought for the grant of the options and warrant to Mr. Marciano. The pro-forma effect of these contributions as if they had occurred on June 30, 1995 is set forth below.

                                YES Clothing Co.
                            PRO-FORMA BALANCE SHEET
                                 June 30, 1995

                                           Historical      Pro-forma           Pro-forma
                                              Basis       Adjustments          Balances
                                          -------------   -----------         -----------
                                           (unaudited)
ASSETS
------
Current Assets:
 Cash                                     $     95,000    $ 3,300,000/a/      $ 3,395,000
 Accounts receivable                           229,000          -                 229,000
 Other receivables                              96,000          -                  96,000
 Inventories                                 4,337,000          -               4,337,000
 Prepaid expenses                              184,000          -                 184,000
                                          ------------    -----------         -----------

    Total current assets                     4,941,000      3,300,000           8,241,000

Equipment, net                               1,081,000          -               1,081,000
Other assets                                    96,000          -                  96,000
Trademarks                                     143,000                            143,000
                                          ------------    -----------         -----------
                                           $ 6,261,000    $ 3,300,000         $ 9,561,000
                                          ============    ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable                         $  1,993,000    $     -             $ 1,993,000
 Accrued expenses                              318,000          -                 318,000
 Due to factor                               2,208,000          -               2,208,000
 Advances from affiliate                       300,000          -                 300,000
 Contract payables                              47,000          -                  47,000
                                          ------------    -----------         -----------

  Total current liabilities                  4,866,000          -               4,866,000
                                          ------------    -----------         -----------

Long term liabilities:
 Contract payables                             110,000          -                 110,000
 Due to related party                          681,000       (681,000)/b/            -
                                          ------------    -----------         -----------
    Total long-term liabilities                791,000       (681,000)            110,000
                                          ------------    -----------         -----------

Shareholders' Equity:
 Preferred stock, no par; 2,000,000
   shares authorized; no shares                 -               -                    -
   issued and outstanding
 Common stock, no par; 20,000,000
   shares authorized;
   7,036,492 issued and outstanding          4,629,000      3,981,000           8,610,000
 Retained earnings                          (4,025,000)         -              (4,025,000)
                                          ------------    -----------         -----------
    Total shareholders' equity                 604,000      3,981,000           4,585,000
                                          ------------    -----------         -----------
                                           $ 6,261,000    $ 3,300,000         $ 9,561,000
                                          ============    ===========         ===========


/a/ Contributions of $3,300,000 in cash in exchange for common stock at $1.25 per share on July 12, 1995.

/b/ Conversions of amounts owed to principal stockholder and his affiliate into shares of common stock at $1.25 per share on July 12, 1995.

     The Company has also agreed to enter into a five-year trademark license agreement for Mr. Marciano's "GM Surf(TM)" and "Misfits(R)" lines of clothing at royalties of 7% of gross sales, plus an additional 2% for advertising, with royalties to commence on January 31, 1996.

     If all of the shares, warrants and options described above are issued and exercised, Mr. Marciano and his affiliates' ownership of the Company may increase to approximately 93% by the end of four years.

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Statements of Operations.

                                                     Percentage of Net Sales
                                                   ---------------------------
                                                        Three Months Ended
                                                              June 30,
                                                       1995           1994
                                                   ------------   ------------
Net sales                                              100.0%         100.0%

Cost of sales                                           68.6           81.2
                                                       -----          -----
Gross profit from sales                                 31.4           18.8

Commission and royalty income                            1.2            2.6
                                                       -----          -----
Gross operating income                                  32.6           21.4
                                                       -----          -----
Operating expenses                                      67.8           27.3
                                                       -----          -----
Loss from operations                                   (35.2)         ( 5.9)
Trademark acquisition                                  ( 0.9)           -0-
Interest expense - net                                 ( 2.8)         ( 0.4)
                                                       -----          -----
Loss before income taxes                               (38.9)          (6.3)
Tax provision                                            -0-            -0-
                                                       -----          -----
Net loss                                               (38.9%)        ( 6.3%)
                                                       =====          =====

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994:
------------------------------------------------------------------------------

     Net sales for the three months ended June 30, 1995 were $2,686,000 as compared to $6,859,000 for the same period in 1994. This represents a decrease of $4,173,000 or 60.8% in net sales for the period due to a major restructuring of its product line including the types and styles of garments manufactured and the phase out of other product lines. The Company discontinued its reliance on fabrics using cotton/spandex knit and shifted its focus to using primarily denim and knit/woven cotton.

     Gross profit as a percentage of net sales increased to 31.4% for the three months ended June 30, 1995 from 18.8% for the three months ended June 30, 1994. The increase was mainly due to the shift to higher margined products and the introduction of several new lines including "GM Surf(TM)" and "Misfits(R)".

     Commission and royalty income was $31,000 for the three months ended June 30, 1995 as compared to $154,000 for the three months ended June 30, 1994. The decline in commission and royalty income is due to the discontinuation of commission transactions on direct shipment of goods manufactured overseas and the termination of license agreements in Canada and the United States.

     Operating expenses comprised of selling, general and administrative expenses ("S, G & A") decreased by $46,000 to $1,822,000 for the three months ended June 30, 1995 from $1,868,000 in the same period in 1994. The decrease in S, G & A expenses is due primarily to a decline in payroll as a result of a reduction in the number of employees, and decreases in advertising and group insurance expenses. However, S, G & A increased as a percentage of sales due to lower sales volume.

     Interest expenses increased by $47,000 (from $29,000 to $76,000) for the three-month period ended June 30, 1995 due to increased working capital requirements and borrowing from the Company's factor.

Capital Resources and Liquidity
-------------------------------

     On June 17, 1995, Georges Marciano agreed to provide $3,300,000 in additional capital to the Company in exchange for 2,640,000 shares of common stock and to convert additional shares of common stock at $1.25 per share in exchange of approximately $700,000 owed by the Company to Mr. Marciano for advances and expenses incurred by him on the Company's behalf. The additional capital was received by the Company on July 12, 1995 and Mr. Marciano was issued 3,184,693 shares shortly thereafter. Without the infusion of these funds and due to continuing losses, the Company would have completely depleted its working capital by July of 1995. The Company was operating on overdrafts from its factor guaranteed by letters of credit supplied by Mr. Marciano.

     Prior to the capital infusion, the Company had funded its activities principally from cash flow generated from operations and credit facilities with its institutional lender.

     The Company had an agreement with a factor and through June 1994 with a bank, whereby the factor purchased accounts receivable from the Company on a non-recourse basis and remitted the funds on a maturity basis. The bank provided the Company with an unsecured $3,000,000 facility for commercial letters of credit and, at March 31, 1994, the Company had $1,618,000 of letters of credit outstanding. Under the credit facility, the Company was prohibited from declaring or paying any dividends on any class of its stock.

     The Company entered into a new factoring agreement with Republic Factors and a letter of credit facility with Republic National Bank of New York (the financing bank) effective through March 1996. Both the old and the new agreements are non-recourse (i.e., the factor purchases the Company's accounts receivable that it has pre-approved, without recourse, except in cases where there are merchandise disputes in the normal course of business).

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

     Under the letter of credit facility, the financing bank provides a credit line for letters of credit, ledger debt and factor guaranties up to the 80% advance rate provided under the factoring agreement with an additional over advance facility of $1,050,000. Commitments outstanding under the letter of credit facility as of June 30, 1995 amounted to $319,000.

     The agreements are collateralized by accounts receivable and inventory imported under letters of credit. The Company or the factor may terminate the credit agreement on the anniversary date of the agreement with at least 60 days prior written notice.

     As of June 30, 1995, the Company had net working capital of $75,000 as compared to $1,074,000 as of June 30, 1994. The Company's current ratio as of June 30, 1995 was 1.0 as compared to 1.4 as of June 31, 1994. The decreases in working capital and current ratio are primarily due to continued net losses amounting to $1,047,000.

     Inventories at June 30, 1995 were $4,337,000 as compared to $2,158,000 at June 30, 1994, an increase of $2,178,000. The increase was due to a rise in inventories to levels consistent with seasonal requirements and future bookings.

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

     On January 31, 1995, control of the Company changed when approximately 80% of the Company's outstanding stock was acquired by affiliates of Georges Marciano. Georges Marciano has subsequently made unsecured non-interest bearing advances from an entity affiliated through common ownership, due on demand, and amounted to $300,000 as of June 30, 1995 which was repaid after July 12, 1995. An additional $681,000 was owed by the Company to Mr. Marciano for advances and expenses incurred by him on the Company's behalf. Mr. Marciano has provided, from time to time, letters of credit to the Company's factor, Republic Factors Corp., to support overdrafts in the Company's favor. As of July 28, 1995, Mr. Marciano had provided a $1,000,000 letter of credit, expiring January 31, 1996, in favor of Republic Factors Corp. (Mr. Marciano had previously provided another $1,000,000 letter of credit subsequently cancelled.) Additional material financial difficulties encountered by the Company would require additional borrowing to avoid a negative impact on the Company's future operations.

     The Company believes that the working capital infusion provided by Georges Marciano and the availability of credit under current lending agreements and other financial sources available to it will provide sufficient resources to finance the Company's currently anticipated working capital needs and capital expenditures through the end of summer of 1995. Continued financial difficulties by the Company would require additional borrowings and infusions of capital to avoid a negative impact on the Company's future operations.

     The Company has continued to cut its payroll. It has also reduced other operating costs such as advertising and payroll related costs. Notwithstanding the foregoing measures, the Company anticipates that it may not be profitable for the fiscal year ending March 31, 1996.

Part II.  OTHER INFORMATION

     On June 14, 1995, the NASD notified the Company that its net worth as of March 31, 1995 had been reduced below the NASD's minimum standards for continued listing and suggested that the Company would be delisted from the NASD/NMS. In light of the capital infusion by Mr. Marciano, the Company believes its net worth is now in excess of the minimum standards and has applied to the NASD for a waiver from delisting. There is no assurance that the waiver will be granted. If the Company is delisted from the NASD/NMS, it will apply for listing on the NASD Small Cap market.

Item 6 - Exhibits and Reports on Form 8-K: none

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           YES Clothing Co.



                                           BY: /s/ GEORGES MARCIANO
                                              _____________________________
                                              GEORGES MARCIANO
                                              Chairman of the Board and
                                              Chief Executive Officer



                                           BY: /s/ JEFFERY P. BUSSE
                                              _____________________________
                                              JEFFREY P. BUSSE
                                              Chief Financial Officer and
                                              Secretary



Dated:  August 12, 1995