Form 10-Q
period 1995-09-30
YES CLOTHING CO
filed 1995-11-14
CIK 856979

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ________________________  TO  _________________________



Commission File Number   0 - 18064


                                YES CLOTHING CO.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                   95-3768671
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


           1380 WEST WASHINGTON BLVD., LOS ANGELES, CALIFORNIA 90007
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (213) 765-7800



Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

                                YES   X      NO
                                    -----      -----

Number of shares of Common Stock outstanding as of November 10, 1995: 7,036,492

                                YES Clothing Co.

                                     INDEX

                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION


          Balance Sheets                                                    3

          Statements of Operations                                          4

          Statements of Cash Flows                                          5

          Notes to Financial Statements                                     6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7


PART II.  OTHER INFORMATION

          Item 4:  Submission of Matters to a Vote of Security Holders     10

          Item 6:  Exhibits and Reports on Form 8-K                        10

          Signatures                                                       11

PART I.  FINANCIAL INFORMATION

                                YES Clothing Co.
                                 BALANCE SHEETS

                                                                          September 30     March 31
                                                                              1995           1995
                                                                           (unaudited)
ASSETS
------
Current Assets:
  Cash                                                                    $    68,000    $   232,000
  Due from factor, net                                                                       678,000
  Accounts receivable, non-factored-net                                        39,000        209,000
  Other receivables and deposits                                               44,000        152,000
  Inventories                                                               4,086,000      2,158,000
  Prepaid expenses                                                            219,000         83,000
                                                                          -----------    -----------

     Total current assets                                                   4,456,000      3,512,000

Equipment, net                                                              1,219,000      1,034,000
Other assets                                                                   96,000         84,000
Trademarks                                                                    147,000
                                                                          -----------    -----------

 TOTAL ASSETS                                                             $ 5,918,000    $ 4,630,000
                                                                          ===========    ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                        $ 1,126,000    $ 2,145,000
  Accrued expenses and other current liabilities                              276,000        243,000
  Due to factor                                                             1,074,000
  Advances from affiliate                                                     176,000
  Contract payables                                                            53,000         50,000
                                                                          -----------    -----------

     Total current liabilities                                              2,705,000      2,438,000
                                                                          -----------    -----------

Long-term liabilities:
  Contract payables                                                            91,000        119,000
  Due to related party                                                        130,000        538,000
                                                                          -----------    -----------

     Total long-term liabilities                                              221,000        657,000
                                                                          -----------    -----------

Shareholder's Equity:
  Preferred stock, no par; 2,000,000 shares authorized;
   no share issued and outstanding
  Common stock, no par; 20,000,000 shares authorized;
   7,036,492 and 3,821,470 issued and outstanding                           8,610,000      4,513,000
  Retained deficit                                                         (5,618,000)    (2,978,000)
                                                                          -----------    -----------

     Total shareholder's equity                                             2,992,000      1,535,000
                                                                          -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                $ 5,918,000    $ 4,630,000
                                                                          ===========    ===========

                       See Notes to Financial Statements

                                YES Clothing Co.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                            SIX MONTHS ENDED                THREE MONTHS ENDED
                                                              September 30                      September 30
                                                     ----------------------------      -----------------------------
                                                         1995            1994             1995               1994
                                                     -----------      -----------      -----------        ----------
Net Sales                                            $ 4,681,000      $16,300,000      $ 1,996,000        $9,441,000
Cost of Sales                                          3,794,000       13,651,000        1,954,000         8,079,000
                                                     -----------      -----------      -----------        ----------

Gross Profit                                             887,000        2,649,000           42,000         1,362,000

Commission Income                                         31,000          197,000                             42,000
Royalty Income                                                 -           42,000                -            18,000
                                                     -----------      -----------      -----------        ----------

Gross Operating Income                                   918,000        2,888,000           42,000         1,422,000

Operating expenses:
  Selling, general & administrative                    3,394,000        3,936,000        1,572,000         2,068,000
                                                     -----------      -----------      -----------        ----------


Loss from operations                                  (2,476,000)      (1,048,000)      (1,530,000)         (646,000)

Trademark acquisition                                    (25,000)
Insurance recovery -- net                                                  63,000                             63,000
Interest income(expense) -- net                         (138,000)        (104,000)         (62,000)          (75,000)
                                                     -----------      -----------      -----------        ----------


Loss before income tax                                (2,639,000)      (1,089,000)      (1,592,000)         (658,000)

Provision for income taxes                                     -                -                -                 -
                                                     -----------      -----------      -----------        ----------

Net loss                                              (2,639,000)      (1,089,000)      (1,592,000)         (658,000)
                                                     ===========      ===========      ===========        ==========

Loss per share                                       $     (0.50)     $     (0.29)     $     (0.24)       $    (0.17)
                                                     ===========      ===========      ===========        ==========

Average number of shares outstanding
                                                       5,279,000        3,821,000        6,686,000         3,821,000
                                                     ===========      ===========      ===========        ==========

                       See notes to financial statements.

                                YES Clothing Co.
                            STATEMENTS OF CASH FLOWS
                  Six Months Ended September 30, 1995 and 1994
                                  (Unaudited)
                          Increase (Decrease) in Cash

                                                                                         1995              1994
                                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $(2,639,000)      $(1,089,000)

Reconciliation of net loss to net cash flows from operating activities:
  Depreciation and amortization                                                          232,000           165,000
  Provision for bad debts                                                                                 (189,000)
  Changes in assets and liabilities:
     Due to/from factor                                                                1,752,000           855,000
     Accounts receivable, nonfactored                                                    170,000           149,000
     Other receivables and deposits                                                      108,000           228,000
     Inventories                                                                      (1,928,000)         (238,000)
     Prepaid expenses                                                                   (135,000)          (92,000)
     Other assets                                                                        (12,000)           10,000
     Trademarks                                                                         (147,000)
     Accounts payable                                                                 (1,019,000)          145,000
     Accrued expenses and other current liabilities                                       34,000           (89,000)
                                                                                     -----------       -----------

  Net cash used in operating activities                                               (3,584,000)         (145,000)
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (416,000)          (62,000)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on contracts payable                                                          (21,000)          (22,000)
  Repayment of note payable                                                             (681,000)
  Advances from affiliate                                                                130,000
  Borrowing from related party                                                           175,000
  Issuance of common stock                                                             4,097,000                 -
                                                                                     -----------       -----------

  Net cash provided (used) by financing activities                                     3,700,000           (22,000)
                                                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                         (300,000)         (229,000)

CASH AND CASH EQUIVALENTS, Beginning of period                                           232,000           444,000
                                                                                     -----------       -----------

CASH AND CASH EQUIVALENTS, End of period                                             $    68,000       $   215,000
                                                                                     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
     For interest                                                                    $   139,000       $   105,000
                                                                                     ===========       ===========

                       See Notes to Financial Statements

                                YES Clothing Co.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 ---- BASIS OF PRESENTATION:

     The accompanying financial statements are unaudited but, in the opinion of management of the Company, they contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1995, and the results of operations and changes in cash flows for the six months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 as filed with the Securities and Exchange Commission. The results of operations for the six months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 1996.

NOTE 2 ---- DUE TO/FROM FACTOR

     The amount due to/from factor is net of estimated customer returns, allowances and discounts as follows:

                                      September 30, 1995    March 31, 1995
Unmatured receivables                     $ 1,276,000         $4,408,000
Advances                                   (1,731,000)         3,115,000
Open credits                                 (619,000)          (615,000)
                                          -----------         ----------

                                          $(1,074,000)        $  678,000
                                          ===========         ==========


NOTE 3 ---- INVENTORIES
     Inventories consisted of the following:

                                      September 30, 1995    March 31, 1995
Raw materials                             $1,325,000          $  560,000
Work-in-process                              426,000             339,000
Finished goods                             2,335,000           1,259,000
                                          ----------          ----------

                                          $4,086,000          $2,158,000
                                          ==========          ==========

NOTE 4 ---- INTEREST INCOME (EXPENSE) - NET:
     Net interest income consisted of the following:

                                           Income      Expense         Net
                                           ------      --------     ---------
Six months ended September 30, 1995        $1,000      $139,000     $(138,000)
Six months ended September 30, 1994        $1,000      $105,000     $(104,000)
Three months ended September 30, 1995      $1,000      $ 63,000     $ (62,000)
Three months ended September 30, 1994      $    0      $ 75,000     $ (75,000)

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

                                                          PERCENTAGE OF NET SALES
                                             -------------------------------------------------
                                               Six Months Ended          Three Months Ended
                                                 September  30              September 30
                                              1995          1994         1995            1994
                                             -----          -----        -----           -----
      Net Sales                              100.0          100.0        100.0           100.0
      Cost of Sales                           81.1           83.8         97.9            85.6
                                            ------         ------       ------          ------
      Gross profit from sales                 18.9           16.2          2.1            14.4
      Commission and royalty income            0.7            1.5            -             0.6
                                            ------         ------       ------          ------
      Gross operating income                  19.6           17.7          2.1            15.0
      Operating expenses                      72.5           24.1         78.8            21.9
                                            ------         ------       ------          ------
      Loss from operations                   (52.9)          (6.4)       (76.7)           (6.9)
      Insurance recovery                                      0.4                          0.7
      Trademark acquisition                   (0.5)
      Interest expense -- net                 (3.0)          (0.7)        (3.1)           (0.8)
                                            ------         ------       ------          ------
      Loss before income taxes               (56.4)          (6.7)       (79.8)           (7.0)
      Tax provision                              -              -            -               -
                                            ------         ------       ------          ------
      Net loss                               (56.4)          (6.7)       (79.8)           (7.0)
                                            ======         ======       ======          ======

Six Months Ended September 30, 1995 Compared to Six Months Ended September 30,
------------------------------------------------------------------------------
1994
----

     Net sales for the six months ended September 30, 1995 were $4,681,000 as compared to $16,300,000 for the same period in 1994. This represented a decrease of 71.3% in net sales for the period. The decrease was mainly due to a major restructuring of the Company's product line, including a phase out of the company's tradional product lines, and cautious consumer spending on softgoods at retail.

     Gross profit as a percentage of net sales increased to 18.9% for the six months ended September 30, 1995 from 16.2% for the six months ended September 30, 1994. The increase was mainly due to the shift to higher-margined products and the introduction of the GM Surf men's and junior lines.

     Commission income from customers on direct shipment of goods manufactured overseas was $31,000 for the six months ended September 30, 1995. There was no royalty income. For the six months ended September 30, 1994, commission income and royalty income were $197,000 and $42,000, respectively. The Company discontinued all commission income transactions and terminated its licensing agreements in Canada and the U.S.

     Operating expenses consisting of selling, general and administrative expenses decreased by $542,000 or 13.8% to $3,394,000 for the six months ended September 30, 1995 from $3,936,000 in the same period in 1994. The decrease in S, G & A was primarily due to a reduction in advertising, payroll and sales-related expenditures. The decrease was somewhat offset by an increase in legal and professional fees. S, G & A increased as a percentage of sales due to lower sales volume.

     Interest expense increased from $105,000 for the six months ended September 30, 1994 to $139,000 for the comparable period in 1995 due to borrowings from the factor (see Liquidity and Capital Resources).


Three Months Ended September 30, 1995 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1994
--------

     Net sales for the three months ended September 30, 1995 were $1,996,000 as compared to $9,441,000 for the same period in 1994. This represented a decrease of $7,445,000 or 78.9% in net sales for the period primarily due to the reasons stated in the discussion of the six-month period.

     Gross profit as a percentage of net sales decreased to 2.1% for the three months ended September 30, 1995 from 14.4% for the three months ended September 30, 1994. The decrease was primarily due to higher overhead and production costs per unit associated with the reduction in unit sales and reserves for markdowns on inventory.

     There was no commission or royalty income for the three months ended September 30, 1995. Commission and royalty income was $60,000 for the three months ended September 30, 1994.

     Operating expenses comprised of selling, general and administrative expenses ("S, G & A") decreased by $496,000 to $1,572,000 for the three months ended September 30, 1995 from $2,068,000 in the same period in 1994 principally due to the reasons stated above in the discussion of the six-month period.

     Interest expenses decreased by $12,000 from $75,000 to $63,000 for the three-month period ended September 30, 1995 due to decreased working capital requirements and borrowing from the Company's factor as a direct result of the additional capital provided to the Company by Mr. Marciano (See Liquidity and Capital Resources).


Capital Resources and Liquidity
-------------------------------
     On January 31, 1995, control of the Company changed when approximately 80% of the Company's outstanding stock was acquired by affiliates of Georges Marciano.

     Prior to Mr. Marciano's acquisition of 80% of the Company, the Company operated under an agreement with a factor and through June 1994 with a bank, whereby the factor purchased accounts receivable from the Company on a non-recourse basis and remitted the funds on a maturity basis. The bank provided the Company with an unsecured $3,000,000 facility for commercial letters of credit and, at March 31, 1994, the Company had $1,618,000 of letters of credit outstanding. Under the credit facility, the Company was prohibited from declaring or paying any dividends on any class of its stock.

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

     Under the new factoring agreement, the Company sells substantially all of its trade accounts receivable, without recourse, and may request advances, up to 80% on the net sales factored at any time before their maturity date. The factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company and receives a commission of 0.6% of purchased net receivables on a guaranteed minimum volume for the contract year of $30,000,000. The commission rate will increase to 0.75% of total invoices factored and be applied retroactively for the contract year if the guaranteed minimum is not attained.

     Under the letter of credit facility, the financing bank provides a credit line for letters of credit, ledger debt and factor guaranties up to the 80% advance rate provided under the factoring agreement with an additional over advance facility of $1,050,000. Commitments outstanding under the letter of credit as of September 30, 1995 amounted to $44,000.

     The agreements are collateralized by accounts receivable and inventory imported under letters of credit. In addition, Mr. Marciano has provided letters of credit to the Company's factor and as of November 10, 1995 had outstanding two letters of credit for $1,000,000 each, expiring on December 31, 1995 and June 30, 1996, respectively. The Company or the factor may terminate the credit agreement on the anniversary date of the agreement with at least 60 days prior written notice.

     As of September 30, 1995, the Company had net working capital of $1,752,000 as compared to $4,248,000 as of September 30, 1994. The Company's current ratio was 1.7 as of September 30, 1995 was 2.6 as of September 30, 1994. The decreases in working capital and current ratio were primarily due to continued net losses.

     Inventories at September 30, 1995 were $4,086,000 as compared to $3,451,000 at September 30, 1994, an increase of $635,000. The increase in inventory level was primarily due to a high volume of customer returns and lower-than-anticipated sales for the period.

     On June 17, 1995, Georges Marciano agreed to provide $3,300,000 in additional capital to the Company in exchange for 2,640,000 shares of common stock and to convert additional shares of common stock at $1.25 per share in exchange of $681,000 owed by the Company to Mr. Marciano for advances and expenses incurred by him on the Company's behalf. The additional capital was received by the Company on July 12, 1995 and Mr. Marciano was issued 3,184,693 shares shortly thereafter. Without the infusion of these funds and due to continuing losses, the Company would have completely depleted its working capital by July of 1995. Prior to July 12, 1995 the Company was operating on overdrafts from its factor guaranteed by letters of credit supplied by Mr. Marciano, and cash flow generated from operations and advances from its factor.

     As noted, through July 12, 1995 Georges Marciano had advanced the Company $681,000 which was converted on that date to equity.

Thereafter, Georges Marciano or his affiliates made further advances to the Company totalling $230,000, which are due thirteen month's from notice of demand. In addition, Georges Marciano has also made unsecured non-interest bearing advances to the Company through an entity affiliated by common ownership which is due on demand, and which amount to $176,000 as of September 30, 1995. This amount is still outstanding.

     The Company believes that the working capital infusion provided by Georges Marciano and the availability of credit under current lending agreements and other financial sources available to it will provide sufficient resources to finance the Company's currently anticipated working capital needs and capital expenditures through the end of calendar 1995. Continued financial difficulties by the Company would require additional borrowings and infusions of capital to avoid a negative impact on the Company's ability to continue operations.

     The Company has continued to cut its payroll. It has also reduced other operating costs such as advertising and insurance costs. Notwithstanding the foregoing measures, the Company anticipates that it will not be profitable for the fiscal year ending March 31, 1996.


Part II.  OTHER INFORMATION

On June 14, 1995, the NASD notified the Company that the Company's net worth was below the NASD's minimum standards for continued listing and suggested that the Company would be delisted from the NASD/NMS. The Company subsequently applied for listing on the NASDAQ SmallCap Market on August 23, 1995 and its securities were transferred to that market effective August 28, 1995.

Item 4 ---- Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders of the Company was held on September 20, 1995.

     (b)  Not applicable

     (c)  The following items were voted upon at Annual Meeting of Shareholders

          (i).    Elections of Directors
                                                 FOR            WITHHELD
                  Georges Marciano               6,953,107      4,600
                  Guy Anthome                    6,953,007      4,700
                  Jeffrey Busse                  6,953,007      4,700
                  Irving Kroll                   6,953,107      4,600
                  Maurice Schoenholz             6,953,107      4,600

          (ii).   Ratification of Selection of Independent Auditors

                  6,953,407 votes cast FOR Moss-Adams as Independent Auditors
                    1,800 votes cast AGAINST Moss-Adams as Independent Auditors 2,500 votes cast to ABSTAIN.

          (iii).  Grant of Warrant and Executive Stock Option to Georges
                  Marciano

                  6,469,319 votes cast FOR the Grant of Warrant and Options
                    33,480 votes cast AGAINST the Grant of Warrant and Options 11,625 votes cast to ABSTAIN.

Item 6 ---- Exhibits and Reports on Form 8-K.

     (a)  The following document is filed as part of this report:

          Exhibit 27 Financial Data Schedule as of and for the six months ended
                     September 30, 1995.

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 1995:
          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            YES Clothing Co.


                                            BY: /s/ Georges Marciano
                                                ---------------------------
                                                GEORGES MARCIANO
                                                Chairman of the Board and
                                                Chief Executive Officer



                                            BY: /s/ Jeffrey P. Busse
                                                ---------------------------
                                                JEFFREY P. BUSSE
                                                Chief Financial Officer and
                                                Secretary


Dated:   November 10, 1995