Form 10-Q
period 1995-12-31
YES CLOTHING CO
filed 1996-02-14
CIK 856979

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549



                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY  PERIOD ENDED DECEMBER
      31, 1995


[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
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

                      YES       X       NO   ___________
                           ----------


Number of shares of Common Stock outstanding as of February 12, 1996:  7,036,492

                               YES CLOTHING CO.

                                     INDEX

                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

          Balance Sheets                                                     3

          Statements of Operations                                           4

          Statements of Cash Flows                                           5

          Notes to Financial Statements                                      6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      7


PART II.  OTHER INFORMATION

          Item 4: Submission of Matters to a Vote of Security Holders        9

          Item 6: Exhibits and Reports on Form 8-K                           9

          Signatures                                                        10

PART I.   FINANCIAL INFORMATION

                               YES Clothing Co.
                                BALANCE SHEETS

                                                                      December 31         March 31
                                                                         1995               1995
                                                                      (unaudited)
ASSETS
------
Current Assets:
    Cash                                                                $    65,000       $   232,000
    Due from factor, net                                                                      678,000
    Accounts receivable, non-factored-net                                    14,000           209,000
    Other receivables and deposits                                           36,000           152,000
    Inventories                                                           3,403,000         2,158,000
    Prepaid expenses                                                        213,000            83,000
                                                                        -----------       -----------

        Total current assets                                              3,731,000         3,512,000

Equipment, net                                                            1,101,000         1,034,000
Other assets                                                                 90,000            84,000
Trademarks                                                                  148,000
                                                                        -----------       -----------

 TOTAL ASSETS                                                           $ 5,070,000       $ 4,630,000
                                                                        ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Accounts payable                                                    $   781,000       $ 2,145,000
    Accrued expenses and other current liabilities                          277,000           243,000
    Due to factor                                                         2,372,000
    Advances from affiliate                                                 164,000
    Contract payables                                                        50,000            50,000
                                                                        -----------       -----------

        Total current liabilities                                         3,644,000         2,438,000
                                                                        -----------       -----------

Long-term liabilities:
    Contract payables                                                        81,000           119,000
    Due to related party                                                    230,000           538,000
                                                                        -----------       -----------

        Total long-term liabilities                                         311,000           657,000
                                                                        -----------       -----------

Shareholders' Equity:
    Preferred stock, no par; 2,000,000 shares authorized; no share issued and outstanding
    Common stock, no par; 20,000,000 shares authorized; 7,036,492
      and 3,821,470 issued and outstanding                                8,610,000         4,513,000
    Accumulated deficit                                                  (7,495,000)       (2,978,000)
                                                                        -----------       -----------

        Total shareholder's equity                                        1,115,000         1,535,000
                                                                        -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 5,070,000       $ 4,630,000
                                                                        ===========       ===========

                       See Notes to Financial Statements

                               YES Clothing Co.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                  NINE MONTHS ENDED                      THREE MONTHS
                                                                             ENDED
                                    December 31                           December 31
                            -----------------------------        -----------------------------
                                1995             1994                1995             1994
                            -------------    ------------        -------------    ------------
Net Sales                    $  6,269,000    $ 23,511,000         $  1,588,000    $  7,211,000
Cost of Sales                   6,044,000      19,777,000            2,250,000       6,127,000
                             ------------    ------------         ------------    ------------

Gross Profit                      225,000       3,734,000         (    662,000)      1,084,000

Commission Income                  31,000         295,000                               99,000
Royalty Income                                     51,000                                9,000
                             ------------    ------------         ------------    ------------

Gross Operating Income            256,000       4,080,000         (    662,000)      1,192,000

Operating expenses:
  Selling, general &
  administrative                4,548,000       6,003,000            1,154,000       2,066,000
                             ------------    ------------         ------------    ------------


Loss from operations        (   4,292,000)     (1,923,000)        (  1,816,000)   (    874,000)

Trademark acquisition       (      25,000)
Insurance recovery -- net                          63,000
Interest expense -- net     (     199,000)    (   196,000)        (     61,000)     (   93,000)
                             ------------    ------------         ------------    ------------

Loss before income tax      (   4,516,000)    ( 2,056,000)         ( 1,877,000)   (    967,000)

Provision for income taxes
                             ------------    ------------         ------------    ------------

Net loss                    (   4,516,000)    ( 2,056,000)        (  1,877,000)   (    967,000)
                             ============      ==========         ============    ============

Loss per share               $  (    0.77)    $     (0.54)        $    (  0.27)   $      (0.25)
                              ===========      ==========          ===========     ===========

Average number of shares
outstanding                     5,856,000       3,821,000            7,036,000       3,821,000
                             ============     ===========         ============    ============

                      See notes to financial statements.

                               YES Clothing Co.
                           STATEMENTS OF CASH FLOWS
                 Nine Months Ended December 31, 1995 and 1994
                                  (Unaudited)
                         Increase  (Decrease)  in Cash

                                                                              1995                    1994
                                                                              ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                     $ (   4,516,000)       $  (  2,056,000)

Reconciliation of net loss to net cash flows from operating
activities:
      Depreciation and amortization                                                 359,000                250,000
      Increase(decrease) in credits due customers and
         allowance for doubtful accounts                                                                 (  52,000)
      Changes in assets and liabilities:
            Due from factor                                                         678,000              1,489,000
            Accounts receivable, nonfactored                                        195,000                 76,000
            Other receivables and deposits                                          116,000                380,000
            Inventories                                                        (  1,245,000)               778,000
            Prepaid expenses                                                   (    130,000)
            Other assets                                                       (      6,000)                10,000
            Accounts payable                                                   (  1,364,000)          (  1,067,000)
            Accrued expenses and other current liabilities                           34,000              (  32,000)
                                                                              -------------           ------------

      Net cash used in operating activities                                    ( 5,879,.000)            (  224,000)
                                                                              -------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (    427,000)             (  93,000)
      Trademarks                                                               (   148 ,000)                     .
                                                                              -------------           ------------

     Net cash provided (used) by investing activities                          (    575,000)             (  93,000)
                                                                              -------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on contracts payable                                            (     38,000)             (  34,000)
      Advances from factor, net                                                   2,372.000
      Advances from affiliate                                                       164,000
      Borrowing from related party                                                  373,000
      Issuance of common stock                                                    3,416,000
                                                                              -------------           ------------

      Net cash provided (used) by financing activities                            6,287,000              (  34,000)
                                                                              -------------           ------------

NET INCREASE (DECREASE) IN CASH                                                (    167,000)             ( 351,000)

CASH AND CASH EQUIVALENTS, Beginning of period                                      232,000                444,000
                                                                              -------------           ------------

CASH AND CASH EQUIVALENTS, End of period                                      $      65,000           $     93,000
                                                                               ============            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
          For interest                                                        $     200,000           $    198,000
                                                                               ============            ===========
Non-cash financing activity:
       Conversion of related party debt to common stock                       $  (  681,000)
                                                                               ============

                       See Notes to Financial Statements

                                YES Clothing Co.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 ---- BASIS OF PRESENTATION:

     The accompanying financial statements are unaudited but, in the opinion of management of the Company, they contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1995, and the results of operations and changes in cash flows for the nine months ended December 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended December 31, 1995 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 1996.

NOTE 2 ---- DUE TO/FROM FACTOR
     The amount due to/from factor is net of estimated customer returns, allowances and discounts as follows:

                                   December 31, 1995             March 31, 1995
Unmatured receivables                 $  1, 177, 000              $   4,408,000
Advances                                (  2,904,000)               ( 3,115,000)
Open credits                            (    645,000)               (   615,000)
                                       -------------               ------------

                                      $ (  2,372,000)             $     678,000
                                       =============               ============

NOTE 3 ---- INVENTORIES
     Inventories consisted of the following:

                                   December 31, 1995             March 31, 1995
Raw materials                         $      955,000              $     560,000
Work-in-process                              306,000                    339,000
Finished goods                             2,142,000                  1,259,000
                                       -------------               ------------

                                      $    3,403,000              $   2,158,000
                                       =============               ============

NOTE 4 ---- INTEREST EXPENSE - NET:
     Net interest income consisted of the following:

                                         Income   .   Expense  .        Net   .
                                      -------------  -----------   ------------
Nine months ended December 31, 1995        $  1,000   $   200,000  $ (  199,000)
Nine months ended December 31, 1994        $  2,000   $   198,000  $ (  196,000)

Three months ended December 31, 1995       $      0   $    61,000  $ (   61,000)
Three months ended December 31, 1994       $  1,000   $    94,000  $ (   93,000)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     YES Clothing Co. (the "Company") designs, contracts for the manufacture of and markets diversified lines of apparel for young women, young men and kids. The Company sells its apparel to retail department stores and specialty chain stores. The Company's garments are made in the United States.

Results of Operations
---------------------

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Statements of Operations.

                                          PERCENTAGE OF NET SALES
                               --------------------------------------------
                                 Nine Months Ended       Three Months Ended
                                    December 31              December 31
                                  1995       1994         1995       1994
                               ---------  ---------   ----------  ---------
Net Sales                          100.0      100.0       100.0.      100.0
Cost of Sales                       96.4       84.1     ( 141.7)       85.0
                                 -------    -------    ---------    -------
Gross profit (loss) from sales       3.6       15.9     (  41.7)       15.0
Commission & royalty
income                               0.5        1.4                     1.5
                                 -------    -------    ---------    -------
Gross operating income (loss)        4.1       17.3     (  41.7)       16.5
Operating expenses                  72.5       25.5        72.7        28.6
                                 -------    -------    ---------    -------
Loss from operations              ( 68.4)    (  8.2)    ( 114.4)     ( 12.1)
Insurance recovery                              0.3
Trademark acquisition             (  0.4)
Interest expense -- net           (  3.2)    (  0.8)    (   3.8)     (  1.3)
                                 -------    -------    ---------    -------
Loss before income taxes          ( 72.0)    (  8.7)    ( 118.2)     ( 13.4)
Tax provision
                                 -------    -------    ---------    -------
Net loss                          ( 72.0)    (  8.7)    ( 118.2)     ( 13.4)
                                 =======    =======    =========    =======

Nine Months Ended December 31, 1995 Compared to Nine Months Ended December 31,
------------------------------------------------------------------------------
1994
----

     Net sales for the nine months ended December 31, 1995 were $6,269,000 as compared to $23,511,000 for the same period in 1994. This represented a decrease of 73.3% in net sales for the period. The decrease was mainly due to a major restructuring of the Company's product line, including a phase out of the company's tradional product lines, and cautious consumer spending on softgoods at retail.

     Gross profit as a percentage of net sales decreased to 3.6% for the nine months ended December 31, 1995 from 15.9% for the nine months ended December 31, 1994. The decrease was mainly due to increased overhead cost per unit associated with the reduction in sales and additional reserves for markdowns on inventory.

     Commission income from customers on direct shipment of goods manufactured overseas was $31, 000 for the nine months ended December 31, 1995. There was no royalty income. For the nine months ended December 31, 1994, commission income and royalty income were $295,000 and

$51,000, respectively. The Company discontinued all commission income transactions and terminated its licensing agreements in Canada and the U.S. in the first quarter of fiscal year 1996.

     Operating expenses consisting of selling, general and administrative expenses decreased by $1,455,000 or 24.2% to $4,548,000 for the nine months ended December 31, 1995 from $6,003,000 in the same period in 1994. The decrease in S, G & A was primarily due to a reduction in advertising, payroll and sales-related expenditures. The decrease was somewhat offset by an increase in legal and professional fees. S, G & A increased as a percentage of sales due to lower sales volume.


Three Months Ended December 31, 1995 Compared to Three Months Ended December 31,
--------------------------------------------------------------------------------
1994
----

     Net sales for the three months ended December 31, 1995 were $1,588,000 as compared to $7,211,000 for the same period in 1994. This represented a decrease of $5,623,000 or 78.0% in net sales for the period primarily due to the reasons stated in the discussion of the nine-month period.

     Gross profit as a percentage of net sales decreased to (41.7)% for the three months ended December 31, 1995 from 15.0% for the three months ended December 31, 1994. The decrease was primarily due to higher overhead and production costs per unit associated with the reduction in unit sales and reserves for markdowns on inventory.

     There was no commission or royalty income for the three months ended December 31, 1995. Commission and royalty income were $108,000 for the three months ended December 31, 1994.

     Operating expenses comprised of selling, general and administrative expenses ("S, G & A") decreased by $912,000 to $1,154,000 for the three months ended December 31, 1995 from $2,066,000 in the same period in 1994 principally due to the reasons stated above in the discussion of the nine-month period.

     Interest expenses decreased by $32,000 from $94,000 to $61,000 for the three-month period ended December 31, 1995 due to decreased working capital requirements and borrowing from the Company's factor.


Capital Resources and Liquidity
-------------------------------

     On January 31, 1995, control of the Company changed when approximately 80% of the Company's outstanding stock was acquired by affiliates of Georges Marciano.

     The Company has a factoring agreement with Republic Factors and a letter of credit facility with Republic National Bank of New York (the financing bank) effective through March 1996. Both the old and the new agreements are non-recourse (i.e., the factor purchases the Company's accounts receivable that it has pre-approved, without recourse, except in cases where there are merchandise disputes in the normal course of business).

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

     Under the letter of credit facility, the financing bank provides a credit line for letters of credit, ledger debt and factor guaranties up to the 80% advance rate provided under the factoring agreement with an additional over advance facility of $1,050,000. Commitments outstanding under the letter of credit facility as of December 31, 1995 amounted to $73,000.

     The agreements are collateralized by accounts receivable and inventory imported under letters of credit. In addition, Mr. Marciano provided letters of credit to the company's factor and as of February 12, 1996 had outstanding three letters of credit -- two for $1,000,000 each and one for $200,000-- all of which are expiring on June 30, 1996. The Company or the factor may terminate the credit agreement on the anniversary date of the agreement with at least 60 days prior written notice.

     As of December 31, 1995, the Company had net working capital of $87,000 as compared to $1,074,000 as of December 31, 1994. The Company's current ratio was
1.0 as of December 31, 1995 and was 1.4 as of December 31, 1994. The decreases in working capital and current ratio were primarily due to continued net losses.

     Inventories at December 31, 1995 were $3,403,000 as compared to $2,158,000 at December 31, 1994, an increase of $1,245,000. The increase in inventory level was primarily due to a high volume of customer returns and lower-than-anticipated sales for the period.

     As of February 12, 1996, the Company is indebted to Mr. Georges Marciano or his affiliates in the amount of $330,000. In addition, Georges Marciano has also made unsecured non-interest bearing advances to the Company, through an entity affiliated by common ownership, which are due on demand and which amount to $164,000 as of December 31, 1995. This amount is still outstanding.

     The Company believes that the working capital infusion provided by Georges Marciano and the availability of credit under current lending agreements and other financial sources available to it will provide sufficient resources to finance the Company's currently anticipated working capital needs and capital expenditures through the end of the current fiscal year ending March 31, 1996. Continued poor operating performance by the Company would require additional borrowings and infusions of capital to avoid a negative impact on the Company's ability to continue operations. There is no assurance that Mr. Marciano will advance funds to the Company or guarantee borrowings on its behalf and, absent such continued funding or guarantee, there is no guarantee that the Company can maintain its business operations.

     The Company has continued to cut its payroll. It has also reduced other operating costs such as advertising and insurance costs. Notwithstanding the foregoing measures, the Company anticipates that it will not be profitable for the fiscal year ending March 31, 1996.


Part II.  OTHER INFORMATION

Item 4 ---- Submission of Matters to a Vote of Security Holders:   None

Item 6 ---- Exhibits and Reports on Form 8-K:  None

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   YES Clothing Co.


                                   BY:      /s/ Georges Marciano
                                       ------------------------------
                                       GEORGES MARCIANO
                                       Chairman of the Board and
                                       Chief Executive Officer



                                   BY:      /s/ Jeffrey P. Busse
                                       ------------------------------
                                       JEFFREY P. BUSSE
                                       Chief Financial Officer and
                                       Secretary

Dated:  February 14, 1996