Form 10-K/A
period 1995-03-31
YES CLOTHING CO
filed 1996-05-13
CIK 856979

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                                   CALIFORNIA

         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   95-3768671

                    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                         1380 WEST WASHINGTON BOULEVARD
                         LOS ANGELES, CALIFORNIA 90007

          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (213) 765-7800

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     The undersigned Registrant hereby amends the following items of its Form 10-K dated July 12, 1995, as set forth in the pages attached hereto:

=============================================================================

     Item 5 of the Form 10-K dated July 12, 1995, filed by YES Clothing Co. is hereby amended to read in its entirety as follows:

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common stock is traded on the Nasdaq National Market under the symbol YSCO. The following table sets forth the range of high and low sales prices of the Common stock, as reported by The Nasdaq Stock Market, Inc. for each quarterly period during the past three fiscal years:



MARKET PRICES

                                             MARCH 31     DEC. 31     SEPT. 30     JUNE 30
                                             --------     -------     --------     -------
FISCAL 1995
 Low.........................................  $ 3.25       $1.75       $1.37        $1.12
 High........................................   10.50        4.12        3.00         1.75
FISCAL 1994
 Low.........................................  $ 1.31       $1.75       $2.03        $2.00
 High........................................    2.38        2.50        3.00         2.88
FISCAL 1993
 Low.........................................  $ 1.50       $1.75       $2.00        $2.50
 High........................................    3.50        3.00        3.25         4.00

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK SECURITIES

     The Company had approximately 51 holders of record of Common stock as of March 31, 1995.

DIVIDENDS

     The Company has never paid cash dividends on its common equity. The Company is not restricted from making any cash dividend payments under its current credit agreement with its factor. However, the Company intends to retain any earnings within the Company for the foreseeable future.

POTENTIAL DELISTING

     On June 14, 1995, the NASD notified the Company that its net worth as of March 31, 1995, had been reduced below the NASD's minimum standards for continued listing and suggested that the Company would be delisted from the NASD/NMS. In light of the capital infusion by Mr. Marciano--See "Management's Discussion and Analysis of Financial Condition--Subsequent Events," the Company believes its net worth is now in excess of the minimum standards and has applied to the NASD for a waiver from delisting. There is no assurance that the waiver will be granted.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                          YES CLOTHING CO.


                          By:  /s/  GEORGES MARCIANO
                              _______________________
                              Georges Marciano
                              Chairman of the Board and
                              Chief Executive Officer

                          Date:  May 1, 1996