Form 10-K405
period 1996-03-31
YES CLOTHING CO
filed 1996-07-15
CIK 856979

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the Fiscal Year Ended March 31, 1996


[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the Transition Period from ________________  To __________________

                      Commission File Number  0-18064

                               YES CLOTHING CO.
            (Exact name of registrant as specified in its charter)

        CALIFORNIA                                  95-3768671
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


1380 WEST WASHINGTON BOULEVARD
LOS ANGELES, CALIFORNIA                              90007
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (213) 765-7800 Securities registered pursuant to Section 12 (b) of the Act:

                                          Name of exchange
     Title of each class                 on which registered
       NONE                                   NONE

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

     YES    [X]      NO   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on June 25, 1996 based on the average bid and asked price on such date was $10,132,000.

Number of shares of Common Stock outstanding as of  June 25, 1996:  7,036,492

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

                             YES CLOTHING COMPANY

                      INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                                           PAGE NO.

PART I.
  Item 1.       Business.................................................................     3
  Item 2.       Properties...............................................................     7
  Item 3.       Legal Proceedings........................................................     7
  Item 4.       Submission of Matters to a Vote of Security Holders......................     7


PART II.
  Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters     8
  Item 6.       Selected Financial Data..................................................     8
  Item 7.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................................    10
  Item 8.       Financial Statements and Supplementary Data .............................    14

  Item 9.       Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure..............................................    15

PART III.
  Item 10.      Directors and Executive Officers of the Registrant.......................    15
  Item 11.      Executive Compensation...................................................    15
  Item 12.      Security Ownership of Certain Beneficial Owners and Management...........    15
  Item 13.      Certain Relationships and Related Transactions...........................    15

PART IV.
  Item 14.      Exhibits, Financial Statement Schedules, and Reports on  Form 8-K........    16

                                    PART I

ITEM 1.         BUSINESS

     YES Clothing Co.(R), "the Company" designs, contracts for the manufacture of and markets diversified lines of apparel for women in junior sizes, young men and kids. The Company sells its apparel to retail department stores and specialty chains and stores. The Company's garments are made in the United States and to a lesser extent in the Far East.

     The Company was incorporated in California in 1982. Its principal executive offices are located at 1380 West Washington Boulevard, Los Angeles, California 90007, and its telephone number at that address is (213) 765-7800.


SALE TRANSACTION

     On June 4, 1996, Georges Marciano and affiliates sold to Guy Anthome 3,515,000 shares of common stock at a purchase price of $0.01 per share. Mr. Marciano resigned as a director and Chairman of the Board and agreed to cancel the option and warrant issued in his favor. Mr. Anthome agreed to become Chairman of the Board and Chief Executive Officer at a salary of $150,000 per year. This transaction is known herein as the Sale Transaction.


ACQUISITION TRANSACTION

     In November 1994, former Company Chairman of the Board and Chief Executive Officer, George Randall, and former President, Moshe Tsabag, signed an agreement to sell their holdings in the Company to affiliates of Georges Marciano, founder and former chairman of Guess, Inc.. The transaction closed on January 31, 1995, resulting in the acquisition by Marciano affiliates of approximately 80% of the outstanding common stock of the Company. As a result of the Acquisition Transaction, George Randall resigned his positions with the Company in January 1995 and Moshe Tsabag resigned as President in January 1995 and as a Board Member and employee in April 1995. This transaction is known herein as the Acquisition Transaction.


BUSINESS STRATEGY

     Subsequent to the Acquisition Transaction by affiliates of Georges Marciano on January 31, 1995, the Company has changed its product focus in styles produced, the price of its products and targeted gross margins. The Company licensed a number of trademarks and designs from Mr. Marciano. However, the strategy was not successful and upon the close of the Sale Transaction the Company has reconsidered its design and marketing strategy. Subsequent to the Sale Transaction, the Company changed its merchandising and design direction and assembled a new management team. Most of its senior executive officers have been replaced and its design staff has been supplemented. The Company's business strategy is now to increase sales by reintroducing the YES label as a mass market line and by licensing branded lines of apparel.

     Immediately before the Sale Transaction, Mr. Marciano, through an affiliated company, agreed to advance to the Company $3,100,000 to pay off liabilities associated with three $1,000,000 letters of credit issued on behalf of the Company in favor of Republic Factors and to purchase certain assets approximating $1,463,000 in value. Mr. Marciano also agreed to cancel debts owed to him and his affiliates by the Company totaling $2,767,000 in exchange for a payment of $250,000 on June 4, 1996 and a note payable of $250,000 due on January 31, 1997.

     On June 25, 1996, the Company signed a five-year licensing agreement to design, manufacture and market men's and boy's sportswear for Body Glove International. The Company will pay a royalty on net sales of 6% on men's and 5% on boy's apparel.


APPAREL AND APPAREL DESIGN

     The Company offers clothing for the women's "junior" market and for young men's and children's markets. The Company's business is generally divided among five retail selling seasons: Spring, Summer, Fall, Back-to-School; and Holiday. For each selling season, the Company introduces a separate apparel collection each year. Seasonal factors can cause some variance in production and sales levels among fiscal quarters in any fiscal year, but the Company does not regard its overall business as highly seasonal.

     JUNIOR'S. The Company's clothing for the "junior" market incorporates current styles, fabrics and colors with a look that is designed to appeal to a broad cross-section of young women. Clothing for the junior market is characterized by sizes tailored for youthful figured women, The Company uses primarily denim and, to a lesser degree, twill, for shirts, pants, shorts, vests, jackets and dresses and knit and woven cotton for T-shirts, sweatshirts and other types of shirts. In addition, the Company has developed novelty knits for tops, using fabrics such as second skin satin, printed mesh and printed nylon.

     YOUNG MEN'S. The company markets under the YES U.S.A.(TM) and YES Men(R) labels, denim jeans, shorts, jackets, and vests and cotton and denim shirts, T-shirts and sweatshirts. The men's line, with its distinctive look, uses denim, flannel, polar fleece, corduroy, cotton and rayon twill, wool and rayon gabardine, cotton pique and nylon in the production of T-shirts, sweatshirts, shirts, shorts, vests, jackets and pants.

     CHILDREN'S WEAR. Prior to fiscal 1994, the Company had manufactured children's wear, mainly for girls aged to 7 to 14. In fiscal 1994, the Company discontinued the manufacture of children's wear and licensed out the YES name for the production of children's apparel. Subsequent to the Acquisition Transaction, the Company reacquired the children's wear license and began marketing, under the YES Kids(R) label, denim jeans, overalls, shorts, shortalls, skirts, skirtalls, vests, and jackets, cotton T-shirts and sweatshirts and denim and cotton shirts.


PRODUCTION

     MANUFACTURING. The Company manufactures its garments using independent cutting and sewing contractors located principally in the Los Angeles area. The Company seeks to produce high quality garments through the use of quality fabrics, insistence on quality workmanship and use of comprehensive fabric and garment inspection programs.

     The Company acquires fabric from suppliers and supplies such fabric, together with the garment pattern, to an independent contractor for cutting.
The cut fabric and any buttons, zippers and other trim to be used on the garments are then delivered to independent sewing contractors. Under the Company's supervision, these contractors assemble and sew the fabric and add trim in accordance with production samples. The Company also employs a production coordinator and two full-time production assistants who regularly visit the Company's contractors to review the quality of the work in progress. Prior to distribution, the garments are delivered to the Company's warehouse for final inspection in the Quality Control Department.

     The lead time to fill new orders placed by the Company with its manufacturing contractors generally ranges from three to four weeks for domestically produced garments. The Company generally schedules the manufacture of apparel based on orders received to reduce the risk of obsolescence of its garment inventory. The Company continuously monitors for obsolete and damaged inventory. Such inventory is usually sold to customers who specialize in merchandising off-price clothing or sold through a company owned factory outlet store.

     The Company has long-standing relationships with its cutting contractor and many of its sewing production contractors but does not have written agreements with any of its contractors. For its domestically produced garments, the Company currently utilizes only one cutting contractor (who is located in the Company's facility and who works mainly for the Company) and approximately 15 sewing contractors (all of whom are located in the Los Angeles area).

     The Company believes that its relationships with its cutting and sewing contractors are satisfactory. The Company does not believe that the loss of any contractor would have material adverse effect on the Company's operations as there are a number of domestic and foreign cutting and sewing contractors who can manufacture the Company's garments.

     FABRICS. The fabrics primarily used by the Company are denim, cotton knits (jersey) and woven cotton (chambray and poplin), which are purchased domestically.

     The Company believes that during the fiscal year ended March 31, 1996, its total (100%) expenditures for fabrics used in its domestically produced garments were paid to suppliers located in the United States. For the fiscal year ended March 31, 1996, approximately 10% of the Company's expenditures for domestically purchased fabrics was accounted for by its largest domestic fabric supplier, approximately 22% of such expenditures was accounted for by the Company's four largest domestic suppliers and approximately 29% of such expenditures was accounted for by the Company's ten largest domestic suppliers.

     The Company does not have any long-term arrangements with any of its fabric suppliers. To date, the Company has not experienced any difficulty in satisfying its fabric requirements and it believes that the large number and diversity of potential suppliers minimizes the risk of the loss of any one supplier. The Company believes that the effect of the loss of one or a few of its fabric suppliers on the Company's operations would be minimal due to the large number and diversity of potential suppliers and the relative ease with which new supplier relationship may be established.


SALES AND MARKETING

     The Company sells its apparel throughout the United States to retail department stores, specialty chains and specialty stores. For the fiscal year ended March 31, 1996, the Company sold its apparel to over 800 retailing customers. Approximately 86.3% of sales were made to the Company's 100 largest customers.

     Sales of the Company's garments are made through independent sales organizations and directly by the Company's sales staff. The Company maintains showrooms in New York City and Los Angeles for women's and men's apparel. The Company also engages the services of an independent sales organization in Miami which operates a showroom displaying the Company's products. Sales representatives at each showroom are responsible for marketing the Company's apparel within an assigned territory. Each sales representative meets with customers in the showroom, makes sales calls to customers and represents the Company at trade shows within the assigned territory. The sales organizations are retained on non-exclusive basis. The Company's independent sales organization is compensated on a commission basis on terms consistent with industry practice. The Company does not sell its garments on consignment.

     The Company generally sells its products on net-30 day terms, except for Misfits and GMSurf(TM) Junior products which are sold on 8/10 end of month terms. The Company no longer has the right to use these trademarks.

     The Company's backlog consists of purchase orders that have been received but not shipped, and amounted to approximately $1,100,000, $3,200,000 and $9,137,000 as of June 20, 1996, June 20, 1995 and June 20, 1994, respectively.
The Company expects to ship all of the orders comprising the backlog prior to September 30, 1996.

     While the failure to fill orders on a timely basis could have material adverse effect on the Company's sales, the Company has generally not experienced difficulty in shipping orders by the dates requested by its customers. The company does not generally accept returns except for damaged or defective garments or with respect to late deliveries. However, the Company does grant markdown money for slow moving goods.


ADVERTISING AND PROMOTION

     The Company's advertising strategy is to promote an image associated with a fashionable look and youthful style and to promote the YES Clothing Co.(R) brands. The Company did not advertise extensively in 1996 and anticipates increasing its advertising budget in 1997. The Company had no cooperative advertising program for its retailers although it did, with advance approval, reimburse its customers for advertising the Company's products. The Company's expenditures for advertising and promotion were approximately $155,000 during fiscal 1996 (2.0% of net sales), $442,000 during fiscal 1995 (1.5% of net sales), and approximately $524,000 during fiscal 1994 (1.9% of net sales).


BRANDS AND TRADEMARKS

     The Company's principal trademarks, YES Clothing Co.(R), YES(R), YES Men(R), YES Kids(R) and YES Jeans(R) are registered with the United States Patent and Trademark Office. The Company also has registered or has trademark applications pending, for these trademarks in other countries. The Company believes that these trademarks have significant value in the marketing of its apparel. There are other companies in the apparel and apparel-related industries that incorporate the word "yes" in their trademarks, and there can be no assurance that these or future trademarks which may be granted will not diminish the value of the Company's "YES Clothing Co.(R)" or "YES(R)" trademarks. Subsequent to the Acquisition

Transaction, the Company applied for domestic and foreign trademarks for YES U.S.A.(TM) in a diamond design.

     Guess Inc. has filed oppositions and cancellations to certain of the Company's trademarks.

     In addition to the YES(R) brand, the Company marketed apparel under the GM Surf(TM) and Misfits(R) labels which were licensed to the Company under an agreement with Marble Sportswear, Inc., a company controlled by Georges Marciano (see Related Party Transactions). These license agreements were terminated on May 1, 1996.


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

     The marketing of apparel is highly competitive. The Company believes that the ability to gauge effectively and to respond to changes in consumer demands and tastes as well as the ability to produce and deliver its products on a timely basis are necessary to compete successfully in the apparel industry. The Company believes that consumer acceptance depends on the image, design, quality and price of its garments, and that its continuity will depend on its ability to remain competitive in these areas. The failure to design garments that meet with acceptance in the marketplace in the future could result in the material deterioration of customer loyalty and the Company's image and could adversely affect the Company's business.


EMPLOYEES

     As of March 31, 1996, the Company employed 41 persons. None of the Company's employees are represented by a labor union. The Company considers its relations with employees to be satisfactory.


ENVIRONMENTAL REGULATION

     The cost and effect of complying with environmental regulations are not material due to the nature of the Company's business.


ITEM 2.   PROPERTIES

     Effective May 1, 1992, the Company's executive offices, merchandising, production, shipping and warehousing facilities became located in a facility in Los Angeles totaling approximately 75,000 square feet, occupied pursuant to a lease expiring in May 1997. The Company also leases the following showrooms pursuant to leases expiring as indicated: Los Angeles (August 1997) and New York City showroom (June 2000). Management expects that in the normal course of business, such leases will be renewed or replaced by other leases. The Company believes its current facilities are generally in good operating condition and are suitable and adequate for its foreseeable needs. The Company does not believe the loss of any of these facilities would have a material adverse effect on its operations as equivalent facilities are readily available.

The Company also operates an Outlet Store located in Park City, Utah for the sale of slow moving/off season merchandise.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any legal proceedings the outcome of which could have a material effect on the company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of fiscal year 1996 to a vote of security holders.

                                    PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common stock is traded on the NASDAQ SmallCap Market under the symbol YSCO. The following table sets forth the range of high and low sales prices of the Common stock, as reported by NASDAQ for each quarterly period during the past three fiscal years:


MARKET PRICES

                                 QUARTERS ENDING

                     March 31    Dec. 31   Sept. 30   June 30
                     --------    -------   --------   -------
   Fiscal 1996
   -----------
      Low              $ 1.06      $1.13      $2.50     $1.00
      High               2.38       3.13       4.88      8.75

   Fiscal 1995
   -----------
      Low              $ 3.25      $1.75      $1.37     $1.12
      High              10.50       4.12       3.00      1.75

   Fiscal 1994
   -----------
      Low              $ 1.31      $1.75      $2.03     $2.00
      High               2.38       2.50       3.00      2.88

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK SECURITIES

     The Company had approximately 51 holders of record of Common stock as of March 31, 1996.


DIVIDENDS

     The Company has never paid cash dividends on its common equity. The Company is not restricted from making any cash dividend payments under its current credit agreement with its factor. However, the Company intends to retain any earnings within the Company for the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of and for each of the five years in the period ended March 31, 1996 are derived from the audited Financial Statements of the Company and should be read in conjunction with such Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                            (000's omitted)
                                                          Year ended March 31
                                 -------------------------------------------------------------------
                                   1996          1995           1994           1993           1992
                                 --------      --------       --------       --------       --------

INCOME STATEMENT DATA
  Net Sales                      $ 7,551       $28,580         $27,883       $37,940        $35,110
  Gross profit                    (1,519)        3,370           3,673         8,052          9,627
  Income (loss) before
   income taxes                   (7,835)       (4,652)         (2,784)       (1,430)        (1,043)
  Net income (loss)               (7,835)       (4,652)         (2,934)         (998)          (722)
  Earnings (loss) per share        (1.28)        (1.22)           (.77)         (.26)          (.19)
  Dividends per share                  -             -               -             -              -
  Weighted average number
   of shares used in
   computation (a)                 6,144         3,821           3,821         3,821          3,821

BALANCE SHEET DATA
  Inventory                        1,398         2,158           3,213         3,243          2,985
  Working capital                 (3,233)          866           5,250         8,171          9,374
  Long-term liabilities                -           657             171           214              -
  Total assets                     2,652         4,630           9,077        12,784         12,966
  Total liabilities                4,892         3,095           2,805         3,578          2,762
  Shareholders' equity            (2,240)        1,535           6,272         9,206         10,204

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


                                            Percentage of Net Sales
                                              Year ended March 31,
                                          --------------------------
                                           1996      1995      1994
                                          ------    ------    ------
Net sales                                  100.0     100.0     100.0
Cost of sales                              120.0      88.2      86.8
                                          ------     -----     -----
Gross profit                               (20.0)     11.8      13.2
Commission income                             .4       1.3       2.5
Royalty income                                 -        .2        .2
                                          ------     -----     -----
Gross operating income                     (19.6)     13.3      15.9
Selling, general and administrative
  expenses                                  80.0      27.9      31.7
                                          ------     -----     -----

Loss from operations                       (99.6)    (14.6)    (15.8)
Other income - insurance                       -        .2       6.0
Other expense                               (4.1)     (0.9)     (0.2)
License reacquisition                         .-      (1.0)        -
                                          ------     -----     -----

Loss before income taxes (benefit)        (103.7)    (16.3)    (10.0)
Income taxes (benefit)                         -         -       0.5
                                          ------     -----     -----

Net loss                                  (103.7)%   (16.3)%   (10.5)%
                                          ======     =====     =====

FISCAL YEARS 1996, 1995 AND 1994

     NET SALES decreased by $21,029,000 or 73.5% to $7,551,000 in fiscal 1996 due to a lack of acceptance of the Company's new marketing and design direction after the Acquisition Transaction and the termination of the Company's prior business practices.

     In fiscal 1995, net sales increased by $697,000 or 2.5% to $28,580,000 due to the addition of the GMSurf(TM) and Misfits(R) lines at the end of the fourth quarter of that fiscal year.

     GROSS PROFIT as a percentage of net sales decreased significantly to minus 20.0% in fiscal 1996 from 11.8% in fiscal 1995 due to a number of factors, including decreased sales volume, significant price competition, increased materials costs and markdown of inventory as a result of poor sales and an excessive inventory level. Gross profit as a percentage of net sales decreased to 11.8% in fiscal 1995 from 13.2% in fiscal 1994 due to higher levels of markdowns and a reduction in prices negotiated by retailers in response to cost conscious consumers.

     COMMISSION INCOME decreased by $352,000 or 91.9% to $31,000 due to the discontinuation of commission transactions. Commission income is generated from shipments of goods manufactured in the

Orient to domestic and overseas customers. In fiscal 1995, commission income decreased $306,000 or 44.4% to $383,000 from $689,000 in fiscal 1994 due to a general decline in sales.

     The Company had no ROYALTY INCOME in fiscal 1996. Royalty income decreased by $9,000 to $51,000 in fiscal 1995 from $60,000 in fiscal 1994 due to the termination of licensee agreements in Canada and the United States.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") decreased to $6,039,000 in fiscal 1996 from $7,972,000 in fiscal 1995, which represented 80.0% and 27.9% of net sales, respectively. (When commission and royalty income is added to net sales, the percentage of SG&A is reduced to 79.6% and 27.5%, respectively.)

     The main factors reducing SG&A in fiscal 1996 were as follows:

     1) Payroll and payroll tax decreased to $1,704,000 in fiscal 1996 from $2,795,000 in fiscal 1995 due to a reduction in the number of employees and levels of compensation paid to officers.

     2) Sales commission and factor expense decreased to $202,000 in fiscal 1996 from $747,000 in fiscal 1995 due to the reduction in sales.

     3) Advertising and travel expenses were reduced to $775,000 in fiscal 1995 from $1,064,000 in fiscal 1994 in order to conserve working capital.

     SG&A expenses decreased to $7,972,000 in fiscal 1995 from $8,816,000 is fiscal 1994 primarily due to decreases in insurance, advertising, travel, payroll, payroll tax and profit sharing expenses.

     OTHER INCOME - INSURANCE - Subsequent to March 31, 1992, the Company incurred the loss of substantially all of its finished goods inventory in connection with civil disturbances in the City of Los Angeles. During the fiscal year ended March 31, 1993 the Company recovered, from one insurance company, the cost of the inventory lost and its normal gross profit which would have been derived from the sales of those goods. During the fiscal year ended March 31, 1994 the Company recovered $1,658,000, net of costs, from a second insurance company for business interruption losses related to the civil disturbance.

     INTEREST INCOME decreased to $1,000 in fiscal 1996 from $3,000 in fiscal 1995. Interest income decreased to $3,000 in fiscal 1995 from $74,000 in fiscal 1994 due to a change in the Company's factoring agreement. (See CAPITAL RESOURCES AND LIQUIDITY).

     INTEREST EXPENSE increased to $284,000 in fiscal 1996 from $255,000 in fiscal 1995 due to increased working capital requirements and borrowings from the Company's Factor. Interest expense increased to $255,000 in fiscal 1995 from $128,000 in fiscal 1994 due to increased borrowings from the Company's Factor.

     INCOME TAXES in fiscal 1995 includes a valuation allowance of $6,377,000 which is equal to 100% of the net deferred tax asset. This valuation allowance is considered appropriate since the Company cannot conclude that it is more likely than not that the net deferred tax asset will be realized.

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

     The Company entered into a new factoring agreement with Republic Factors and a letter of credit facility with Republic National Bank of New York on May 15, 1995 (the financing bank) effective through March 1997. Both the old and new agreements are non-recourse (i.e., the factor purchases the Company's accounts receivable that it has preapproved, without recourse, except in cases where there are merchandise disputes in the normal course of business).

     Under the new factoring agreement, the Company sells substantially all of its trade accounts receivable, without recourse, and may request advances, up to 80% on the net sales factored at any time before their maturity date. The factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company and receives a commission of 0.6% of purchased net receivables on a guaranteed minimum volume for the contract year of $30,000,000. The commission rate will increase to 0.75% of total invoices factored and be applied retroactively for the contract year if the guaranteed minimum volume is not attained. As a result of not meeting its guaranteed minimum sales, the Company has accrued for the commission rate increase in Fiscal 1996.

     Under the letter of credit facility, the financing bank provides a credit line for letters of credit, ledger debt and factor guaranties up to the 80% advance rate provided under the factoring agreement. There were no letters of credit outstanding as of March 31, 1996. Commitments outstanding under the letter of credit facility as of March 31, 1995 amounted to $652,000.

     The agreements are collateralized by accounts receivable and inventory imported under letters of credit. The Company or the factor may terminate the credit agreement on the anniversary date of the agreement with at least 60 days prior written notice.

     On June 17, 1995, Georges Marciano agreed to provide $3,300,000 in additional capital to the Company in exchange for 2,640,000 shares of common stock and to convert additional shares of common stock at $1.25 per share in exchange of approximately $700,000 owed by the Company to Mr. Marciano and his affiliates for advances and expenses incurred by them on the Company's behalf. Without the infusion of these funds and due to continuing losses, the Company would have completely depleted its working capital by June of 1995.

     On June 4, 1996, as part of the Sale Transaction, Mr. Marciano, through an affiliated company, agreed to advance to the Company $3,100,000 to pay off liabilities associated with three $1,000,000 letters of credit issued on behalf of the Company in favor of Republic Factors and to purchase certain assets approximating $1,463,000 in value. Mr. Marciano also agreed to cancel debts owed to him and his affiliates by the Company totaling $2,767,000 in exchange for a payment of $250,000 on June 4, 1996 and a note payable of $250,000 due on January 31, 1997.

     As of March 31, 1996, the Company had net working capital deficit of $3,233,000, as compared to a surplus of $866,000 as of March 31, 1995. The Company's current ratio as of March 31, 1996 was (0.3), as compared to 1.4 as of March 31, 1995. The decreases in working capital and current ratio are primarily due to continued operating losses. The factoring position had a net overadvance of $3,232,000 as compared to $678,000 in available funds as of March 31, 1995. This change is due to increased working capital requirments.

     Inventories at March 31, 1996 were $1,398,000 as compared to $2,158,000 at March 31, 1995, a decrease of $760,000. The decrease was due to a reduction of inventories to levels consistent with reduced order backlog and the markdown of slow-moving and obsolete merchandise.

     The Company has funded its activities principally from advances and letters of credit provided by its principal shareholder.

     In June 1996, the Company entered into an agreement with Imperial Bank which provides the Company with a $1,200,000 credit facility secured by a letter of credit provided by an unaffiliated third party.

     The Company believes that the credit lines under current lending agreements and other financial sources available to it will provide sufficient resources to finance the Company's currently anticipated working capital needs and capital expenditures through the end of summer of 1996. Continued financial difficulties encountered by the Company would require additional borrowings and infusions of capital to avoid a negative impact on the Company's continued future operations after that time period.

     The Company has continued to cut its payroll and reduce its operating costs. Notwithstanding the foregoing measures, the Company anticipates that it will not be profitable for the fiscal year ending March 31, 1997 and absent additional capital or additional third party credit, the Company will exhaust its available capital by October 1996.

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
                    --------------------------------------



Board of Directors
Yes Clothing Co.

We have audited the accompanying balance sheet of Yes Clothing Co. as of March 31, 1996 and 1995 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. We have also audited the financial statement schedule for the year ended March 31, 1996, listed under item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yes Clothing Co. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. In our opinion, the schedule for the year ended March 31, 1996 and 1995 presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses, has a deficit of working capital and tangible net worth, and other adverse financial indicators. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOSS ADAMS LLP



Los Angeles, California
May 30, 1996 (except for Note 10,
as to which the date is June 4, 1996)

                    REPORT OF CERTIFIED PUBLIC ACCOUNTANTS
                    --------------------------------------

Board of Directors
Yes Clothing Co.

     We have audited the balance sheet of Yes Clothing Co., as of March 31, 1994, and the accompanying related statement of operations, changes in shareholders' equity and cash flows for year then ended. We have also audited the financial statement schedules listed under Item 14. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yes Clothing Co., as of March 31, 1994 and the results of its operations and its cash flows for year then ended, in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedules for the year ended March 31, 1994 present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the "Financial Condition" section of Note 1 to the financial statements, the Company has incurred operating losses, has a deficit of working capital and tangible net worth, and other adverse financial indicators. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are discussed in the "Financial Condition" section of Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

BDO SEIDMAN, LLP
Los Angeles, California
May 27, 1994 (except for the
"Financial Condition" section
of Note 1 which is as of
July 12, 1996)

                               YES CLOTHING CO.

                                BALANCE SHEET

                           MARCH 31, 1996 AND 1995

                                    ASSETS

                                                                1996           1995
                                                            ------------    -----------
CURRENT ASSETS
 Cash                                                       $    103,000    $   232,000
 Due from factor                                                       -        678,000
 Accounts receivable                                               1,000        209,000
 Other receivables                                                 2,000        152,000
 Inventories                                                   1,398,000      2,158,000
 Prepaid expenses                                                 94,000         83,000
                                                            ------------    -----------
   Total current assets                                        1,598,000      3,512,000

PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation and amortization                       978,000      1,034,000

OTHER ASSETS                                                      76,000         84,000
                                                            ------------    -----------

TOTAL ASSETS                                                $  2,652,000    $ 4,630,000
                                                            ============    ===========

                LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
 Due to factor                                              $  3,232,000    $         -
 Accounts payable                                                881,000      2,145,000
 Accrued expenses                                                292,000        243,000
 Contracts payable                                                57,000         50,000
 Due to related party                                            369,000              -
                                                            ------------    -----------
   Total current liabilities                                   4,831,000      2,438,000

CONTRACTS PAYABLE, net of current portion                         61,000        119,000

DUE TO RELATED PARTY                                                   -        538,000

COMMITMENTS

SHAREHOLDERS' (DEFICIT) EQUITY
 Preferred stock, no par; 2,000,000 shares authorized;
  no shares issued                                                     -              -
 Common stock, no par; 20,000,000 shares authorized;
  7,036,000 and 3,821,000 shares issued and
  outstanding                                                  8,573,000      4,513,000
 Accumulated deficit                                         (10,813,000)    (2,978,000)
                                                            ------------    -----------

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY                          (2,240,000)     1,535,000
                                                            ------------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  2,652,000    $ 4,630,000
                                                            ============    ===========


                         The accompanying notes are an
                  integral part of these financial statements

                               YES CLOTHING CO.

                            STATEMENT OF OPERATIONS

                  YEARS ENDED MARCH 31, 1996, 1995, AND 1994

                                          1996           1995           1994
                                      -----------    -----------    -----------

NET SALES                             $ 7,551,000    $28,580,000    $27,883,000

COST OF SALES                           9,070,000     25,210,000     24,210,000
                                      -----------    -----------    -----------

         Gross profit (loss)           (1,519,000)     3,370,000      3,673,000

COMMISSION INCOME                          31,000        383,000        689,000

ROYALTY INCOME                                  -         51,000         60,000
                                      -----------    -----------    -----------

         Operating income (loss)       (1,488,000)     3,804,000      4,422,000
                                      -----------    -----------    -----------

OPERATING EXPENSES
  Selling                               1,894,000      3,345,000      3,783,000
  General and administrative            4,145,000      4,627,000      5,033,000
                                      -----------    -----------    -----------

                                        6,039,000      7,972,000      8,816,000
                                      -----------    -----------    -----------

         Loss from operations          (7,527,000)    (4,168,000)    (4,394,000)

OTHER INCOME (EXPENSE)
  Insurance income, net                         -         63,000      1,658,000
  Interest expense                       (284,000)      (255,000)      (128,000)
  Interest income                           1,000          3,000         74,000
  License acquisition                           -       (295,000)             -
  Other                                   (25,000)             -          6,000
                                      -----------    -----------    -----------

                                         (308,000)      (484,000)     1,610,000
                                      -----------    -----------    -----------

LOSS BEFORE INCOME
  TAXES                                (7,835,000)    (4,652,000)    (2,784,000)

INCOME TAX PROVISION                            -              -        150,000
                                      -----------    -----------    -----------

NET LOSS                              $(7,835,000)   $(4,652,000)   $(2,934,000)
                                      -----------    -----------    -----------

LOSS PER SHARE                              (1.28)        $(1.22)         $(.77)
                                      -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    6,144,000      3,821,000      3,821,000
                                      -----------    -----------    -----------



                         The accompanying notes are an
                  integral part of these financial statements

                               YES CLOTHING CO.

                 STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                                          COMMON STOCK
                                   --------------------------
                                                                         RETAINED
                                    SHARES           AMOUNT         EARNINGS (DEFICIT)          TOTAL
                                   ---------       ----------       ------------------       -----------
BALANCE, March 31, 1993            3,821,000       $4,598,000          $  4,608,000          $ 9,206,000

  Net loss                                 -                -            (2,934,000)          (2,934,000)
                                   ---------       ----------          ------------          -----------

BALANCE, March 31, 1994            3,821,000        4,598,000             1,674,000            6,272,000

  Repurchase of stock options              -         (330,000)                    -             (330,000)

  Capital contribution                     -          245,000                     -              245,000

  Net loss                                 -                -            (4,652,000)          (4,652,000)
                                   ---------       ----------          ------------          -----------

BALANCE, March 31, 1995            3,821,000        4,513,000            (2,978,000)           1,535,000

  Exercise of stock options           30,000           80,000                     -               80,000

  Capital contribution             3,185,000        3,980,000                     -            3,980,000

  Net loss                                 -                -            (7,835,000)          (7,835,000)
                                   ---------       ----------          ------------          -----------

BALANCE, March 31, 1996            7,036,000       $8,573,000          $(10,813,000)         $(2,240,000)
                                   =========       ==========          ============          ===========



                         The accompanying notes are an
                  integral part of these financial statements

                               YES CLOTHING CO.

                            STATEMENT OF CASH FLOWS

                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                              1996           1995           1994
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net loss                                              $(7,835,000)   $(4,652,000)   $(2,934,000)
    Reconciliation of net loss to
      net cash flows from
      operating activities
        Depreciation and amortization                         504,000        341,000        298,000
        Increase (decrease) in credits due customers
          and allowance for doubtful accounts                (258,000)       364,000        (23,000)
        Increase (decrease) in cash due to changes
          in assets and liabilities
            Due from factor                                 3,748,000       (887,000)     2,117,000
            Accounts receivable                               339,000         77,000        904,000
            Other receivables                                 147,000        413,000        378,000
            Inventories                                       761,000      1,055,000         30,000
            Prepaid expenses                                  (11,000)        23,000        (45,000)
            Deferred income taxes                                   -              -        378,000
            Other assets                                        1,000         10,000         (1,000)
            Accounts payable                               (1,264,000)      (161,000)      (612,000)
            Accrued expenses                                   49,000        (41,000)      (128,000)
                                                          -----------    -----------    -----------
            Net cash (used) provided by
             operating activities                          (3,819,000)    (3,458,000)       362,000
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                        (441,000)      (276,000)      (241,000)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on contracts payable                               (52,000)       (47,000)       (33,000)
  Advances from factor, net                                   291,000      3,116,000              -
  Contribution of capital                                   3,980,000        245,000              -
  Borrowing (repayment) from/to related party                (168,000)       538,000              -
  Exercise (repurchase) of stock options                       80,000       (330,000)             -
                                                          -----------    -----------    -----------
         Net cash provided (used) by
           financing activities                             4,131,000      3,522,000        (33,000)
                                                          -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH                              (129,000)      (212,000)        88,000

CASH BALANCE
  Beginning of year                                           232,000        444,000        356,000
                                                          -----------    -----------    -----------

  End of year                                             $   103,000    $   232,000    $   444,000
                                                          -----------    -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for
    Interest                                              $   284,000    $   255,000    $   128,000
                                                          -----------    -----------    -----------
    Income taxes                                                    -              -        182,000
                                                          -----------    -----------    -----------


                         The accompanying notes are an
                  integral part of these financial statements

                               YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

NOTE 1 - ORGANIZATION AND FINANCIAL CONDITION

     ORGANIZATION - Yes Clothing Co.(R) (the "Company") was incorporated on July 1, 1982, in the State of California. The Company designs, manufactures and markets a diversified line of apparel primarily for women and young men. The Company sells its garments throughout the United States and Canada to retail department stores, specialty chains and specialty stores.

     The Company also arranged for the manufacture, in the Orient, of certain of its styles, which are shipped directly from the manufacturer to customers in the United States, Europe and Japan. In connection there within, the Company received a percentage of the sales price charged by the manufacturer and recognized this amount as commission income in the accompanying statement of operations. Subsequent to the acquisition transaction as described below, the Company discontinued these commission transactions.

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

     FINANCIAL CONDITION - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company sustained a substantial loss for the year ended March 31, 1996 and has experienced operating and net losses each year since 1992. The operating results for the three months ended June 30, 1996 are anticipated to reflect continued net losses. At this time, the Company is not able to sustain operations without an infusion of capital.

     As described in Note 10, effective June 4, 1996, the Company's principal shareholder sold approximately 50% of the Company's outstanding shares to an individual who has assumed the position of Chairman and Chief Executive Officer of the Company. This transaction infused substantial capital in the Company, significantly improving its financial condition. Under new management, the Company has the following plans to return to profitability and continue as a going concern:

     * Increase sales by reintroducing the "YES" label as a mass market line of apparel and by licensing branded lines of apparel.

     * Increase gross margin through the use of controls on manufacturing costs and design and production overhead.

     * Assemble an experienced team of apparel professionals with strengths in management, sales and marketing.

     * Actively seek additional equity funding.

                               YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market.

     DEPRECIATION AND AMORTIZATION - Depreciation and amortization of property and equipment are provided principally by the straight-line method over the following estimated useful lives:

          Furniture and fixtures             5 years
          Machinery and equipment           10 years
          Leasehold improvements       Life of lease

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets." This standard will become effective for the year ending March 31, 1997, although earlier application is permitted. The Company has determined that it will implement the new standard in 1997. Long-lived assets such as plant and equipment are recorded at cost, and the cost is reduced over time by depreciation and amortization. SFAS 121 will require that long-lived assets be periodically evaluated and a loss recognized should the carrying amount of the asset be considered unrecoverable. The Company has not determined the impact, if any, that adoption of the new standard will have on the financial condition and results of operations. However, management believes the effect of the new accounting standard will not be significant.

     INCOME TAXES - Income taxes are accounted for using an asset and liability approach. Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Income taxes are further explained in Note 9.

     LOSS PER SHARE - Loss per share is based on the weighted average number of shares of common stock outstanding during each period. Stock options have not been considered in the loss per share calculations since the effect would be antidilutive.

     STATEMENT OF CASH FLOWS - For purposes of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     FINANCIAL INSTRUMENTS AND RISK CONCENTRATION - Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable. Concentrations of credit risk with respect to receivables are limited due to the use of a factor.

     Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), became effective in the Company's year ended March 31, 1996. SFAS 107 requires the disclosure of the fair market value of financial instruments for which it is practicable to estimate fair value. Financial instruments include cash, receivables and debt instruments. The Company considers the carrying amounts in the financial statements to approximate fair value for these financial instruments and their expected realization.

                                YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     STOCK-BASED COMPENSATION - The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This standard will become effective for the year ending March 31, 1997, although earlier application is permitted. The Company has determined that it will implement the new standard in 1997. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under the current accounting standard, compensation cost is the excess, if any, of the quoted market price of the stock at a measurement date over the amount that must be paid to acquire the stock.

     The new standard would allow the Company to continue to account for stock-based compensation under the current standard, with disclosure of the effects of the new standard, or adopt a fair value based method of accounting. The Company has not yet decided which method will be utilized, nor has it determined the impact, if any, that adoption of the new standard will have on the financial condition and results of operations. However, management believes the effect of the new accounting standard will not be significant.

NOTE 3 - TRANSACTIONS WITH FACTOR AND BANK BORROWING

     The Company has an agreement with a factor and a letter of credit facility with a related financing bank through March 1997. Under the factoring agreement, the Company sells substantially all of its trade accounts receivable, without recourse, and may request advances, up to 80%, on the net sales factored at any time before their maturity date. Under the letter of credit facility, the financing bank provides a credit line for letters of credit, ledger debt and factor guarantees up to the 80% advance rate provided under the factoring agreement with an additional over advance facility of $1,050,000.

     The factor charges a commission on the net sales factored and interest on advances at prime plus a negotiated rate. The agreements are collateralized by accounts receivable and inventory imported under letters of credit.

                               YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

NOTE 3 - TRANSACTIONS WITH FACTOR AND BANK BORROWING (Continued)

     There were no outstanding open letters of credit at March 31, 1996. Included in accounts payable at March 31, 1996 is $39,000 due to the factor for piece goods purchases.

     Due to/from factor consists of the following:

                                                            1996             1995
                                                         -----------      -----------
           Unmatured receivables
             Without recourse                            $   561,000      $ 4,297,000
             With recourse                                    99,000          111,000
                                                         -----------      -----------
                                                             660,000        4,408,000
           Advances                                       (3,406,000)      (3,115,000)
           Open credits                                     (486,000)        (615,000)
                                                         -----------      -----------
                                                         $(3,232,000)     $   678,000
                                                         ===========      ===========

     In conjunction with the transaction described in Note 10, subsequent to March 31, 1996, advances from the factor were repaid.

     During fiscal 1996, the maximum amount of advances outstanding was approximately $3,571,000. The average advances based upon month-end balances was approximately $2,579,000. The average cost of borrowing, which includes factoring commission and interest, was approximately 10.9% during 1996.


NOTE 4 - INVENTORIES

                                                            1996             1995
                                                         ----------       ----------
     Raw materials                                       $  401,000       $  560,000
     Work-in-progress                                        82,000          339,000
     Finished goods                                         915,000        1,259,000
                                                         ----------       ----------
                                                         $1,398,000       $2,158,000
                                                         ==========       ==========

NOTE 5 - PROPERTY AND EQUIPMENT

                                                            1996             1995
                                                         ----------       ----------
     Furniture and fixtures                              $  427,000       $  203,000
     Machinery and equipment                              1,400,000        1,311,000
     Leasehold improvements                                 950,000          822,000
                                                         ----------       ----------
                                                          2,777,000        2,336,000
     Less accumulated depreciation and amortization       1,799,000        1,302,000
                                                         ----------       ----------
                                                         $  978,000       $1,034,000
                                                         ==========       ==========

     In conjunction with the transaction described in Note 10, property and equipment with an aggregate net book value of $260,000 was sold after March 31, 1996.

                               YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995



NOTE 6 - CONTRACTS PAYABLE

     The Company leases equipment under capital leases which expire on various dates through March 1998. The remaining obligations under these capital leases for future years ended March 31 are as follows:

               1997                                         $ 68,000
               1998                                           69,000
                                                            --------
                                                             137,000

               Amount representing interest                  (19,000)
                                                            --------
               Present value of minimum lease payments       118,000

               Less current portion                           57,000
                                                            --------

               Long-term portion                            $ 61,000
                                                            ========

     Equipment under capital leases and related accumulated depreciation as of March 31, 1996 amounts to $248,000 and $138,000, respectively.

NOTE 7 - DUE TO RELATED PARTY

     A $369,000 unsecured note payable to the principal shareholder bears interest at the lessor of 8% or the prime rate of interest less 1%. This note was terminated in connection with the transaction described in Note 10.

NOTE 8 - COMMITMENTS

     The Company leases its office, warehouse, retail store and showrooms under various operating leases expiring through August 1999. Minimum payments under non-cancelable operating leases for future years ending March 31 are as follows:

               1997                                         $563,000
               1998                                          208,000
               1999                                          142,000
               2000                                           28,000
                                                            --------

                                                            $941,000
                                                            ========

     Rent expense for the years ended March 31, 1996, 1995 and 1994, was approximately $656,000 (net of $96,000 sublease income), $609,000 and $593,000, respectively.

                               YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995
NOTE 9 - INCOME TAXES

     Income taxes are summarized as follows:

                                                 1996            1995            1994
                                               --------        --------        ---------

         Currently payable
           Federal                             $      -        $      -        $(211,000)
           State                                      -               -            4,000
                                               --------        --------        ---------

                                                      -               -        $(207,000)
                                               --------        --------        ---------

         Deferred
          Federal                                     -               -          357,000
                                               --------        --------        ---------

                                               $      -        $      -        $ 150,000
                                               ========        ========        =========

     The primary difference between the income tax benefit or expense computed at the U.S. statutory corporate income tax rate and the effective income tax rate is due to the limitations on the utilization of net operating losses and the valuation allowance established due to the uncertainty of realization of a future tax benefit.

     Deferred income taxes arise from temporary differences between financial and tax reporting. The effects of these differences on income taxes are as follows:

                                                   1996             1995            1994
                                               -----------       ----------      ----------
     Tax effect of net operating losses        $(3,366,000)     $(1,857,000)      $ (867,000)
     Inventory basis                               (29,000)         32,000           16,000
     16,000 Valuation and other reserves           104,000         (146,000)        (61,000)
     Other, net                                     23,000          (14,000)        145,000
     Valuation allowance                         3,268,000        1,985,000       1,124,000
                                               -----------       ----------      ----------

     Provision for deferred income taxes       $         -       $        -      $  357,000
                                               ===========       ==========      ==========


                               YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

NOTE 9 - INCOME TAXES (Continued)

     At March 31, 1996 and 1995, deferred tax assets and liabilities are comprised of the following elements:

                                                       1996           1995
                                                   -----------    -----------

         Gross deferred assets
           Reserve for chargebacks                 $   194,000    $   246,000
           Provision for doubtful accounts              35,000         87,000
           Inventory basis                              94,000         65,000
           Accrued expenses                             12,000         50,000
           Tax effect of net operating losses        6,090,000      2,724,000
                                                   -----------    -----------

             Gross deferred asset                    6,425,000      3,172,000
                                                   -----------    -----------

         Deferred liability
           Accumulated depreciation                    (48,000)       (63,000)
                                                   -----------    -----------

         Net deferred asset before valuation
           allowance                                 6,377,000      3,109,000
         Valuation allowance                        (6,377,000)    (3,109,000)
                                                   -----------    -----------
                                                   $         -    $         -
                                                   ===========    ===========

     The Federal and State net operating loss carryforwards of approximately $15,035,000 and $16,304,000, respectively, expire from the years 2007 through 2011. Because ownership of the Company changed control during 1996, a portion of the net operating loss carryforwards will be limited. Approximately $5,896,000 and $7,630,000 of Federal and State net operating losses, respectively, are subject to a maximum annual utilization totaling approximately $522,000.

                               YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

NOTE 10 - SHAREHOLDERS' EQUITY

     STOCK OPTION PLAN - The Company has a stock option plan (the "Plan") for key employees, directors, officers and consultants of the Company. The plan provides for the issuance of up to 400,000 shares of common stock.
Outstanding options are exercisable for a period of up to ten years and one week from the date of grant. Activity under this plan for 1994 through 1996 is as follows:

                                           Number of       Exercise
                                            Shares           Price
                                          ----------   -----------------
         Outstanding, March 31, 1993        350,000    $2.00   -   $8.75
           Granted                           20,000     1.88   -    2.00
                                           --------    -----------------
         Outstanding, March 31, 1994        370,000     1.88   -    8.75
           Granted                           15,000                 6.00
           Repurchased and canceled        (260,000)    2.00   -    8.75
                                           --------    -----------------
         Outstanding, March 31, 1995        125,000     1.88   -    6.00
           Granted                           80,000     2.13   -    3.38
           Exercised                        (30,000)    1.88   -    3.00
           Repurchased and canceled        (145,000)    2.13   -    6.00
                                           --------    -----------------
         Outstanding, March 31, 1996         30,000    $2.13   -   $3.38
                                           ========    =================


     REPURCHASE OF STOCK OPTIONS - In conjunction with the change of principal ownership in February 1995, the Company repurchased various stock options for a total of $330,000. Funds for this transaction were provided by the principal shareholder (Note 7).

     REPURCHASE OF LICENSE AGREEMENTS - In connection with the change in principal ownership in 1995, the Company reacquired certain licenses for a total of $295,000. This amount is reflected as an "other expense" in the statement of operations.

     SIGNIFICANT CAPITAL TRANSACTION - Effective June 4, 1996, the Company's principal shareholder sold approximately 50% of the Company's outstanding shares in a private transaction. Concurrent with this transaction, a Company affiliated through substantially common ownership advanced $3,100,000 to the Company. In addition, the affiliate purchased from the Company certain inventory and equipment for $1,463,000 at a gain of $471,000. The Company used the funds to repay factor advances and related party debt.

     The affiliate which advanced the funds has agreed to forgive payment on all but $500,000 (including $369,000 which was owed as of March 31, 1996), which shall be repaid in two installments of $250,000 each by January 31, 1997. The balance of the advances of approximately $1,977,000 will be considered a contribution of capital.,

                               YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

NOTE 10 - SHAREHOLDERS' EQUITY (Continued)

     The selling shareholder returned to the Company for cancellation options to purchase 2,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock of the Company. In addition, the Company surrendered its right and licenses to use certain trademarks and names associated with the selling shareholder and the affiliated Company.

     The following condensed proforma balance sheet presents the financial condition of the Company as of March 31, 1996, giving effect to these transactions as they occurred on or before March 31, 1996.

                                    Historical Basis    Proforma Effects    Proforma Basis
                                    ----------------    ----------------    --------------
Current Assets
 Inventories                           $1,398,000         $ (732,000)        $  666,000
 Other                                    200,000                  -            200,000
                                       ----------         ----------         ----------
                                        1,598,000           (732,000)           866,000

Property and Equipment                    978,000           (260,000)           718,000

Other Assets                               76,000                  -             76,000
                                       ----------         ----------         ----------

                                       $2,652,000         $ (992,000)        $1,660,000
                                       ==========         ==========         ==========

Current Liabilities
 Due to factor                         $3,232,000         $(3,100,000)       $  132,000
 Due to related party                     369,000             131,000           500,000
 Other                                  1,230,000                   -         1,230,000
                                       ----------         -----------        ----------
                                        4,831,000          (2,969,000)        1,862,000

Contracts Payable                          61,000                   -            61,000

Shareholders' Equity (Deficit)         (2,240,000)          1,977,000          (263,000)
                                       ----------         -----------        ----------

                                       $2,652,000         $  (992,000)       $1,660,000
                                       ==========         ===========        ==========

                               YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

NOTE 11 - INSURANCE RECOVERIES

     Subsequent to March 31, 1992, the Company incurred the loss of substantially all of its finished goods inventory in connection with civil disturbances in the City of Los Angeles. During the fiscal year ended March 31, 1993 the Company recovered from one insurance company, the cost of the inventory lost and its normal gross profit which would have been derived from the sale of those goods. For the years ended March 31, 1995 and 1994, the Company recovered a net $63,000 AND $1,658,000, respectively, from a second insurance company for business interruptions losses related to the civil disturbances.

NOTE 12 - OTHER RELATED PARTY TRANSACTIONS

     A law firm in which one member of the Board of Directors is a partner, was paid $93,000 and $62,000 for legal services for the years ended March 31, 1995 and 1994, respectively. This Board member resigned effective May 16, 1995.

     One former member of the Board of Directors served as a consultant to the Company and was paid $111,000 for consulting services for the year ended March 31, 1994, $100,000 for which was special bonus in connection with the settlement of the Company's business interruption claim (Note 11), and $6,000 annually for the year ended March 31, 1995. Another former member of the Board of Directors served as a consultant to the Company and was paid $4,000 for consulting services for the year ended March 31, 1994.

                               YES CLOTHING CO.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994


        COLUMN A                           COLUMN B        COLUMN C         COLUMN D         COLUMN E
- - ------------------------                  ----------      ----------      ------------      ----------
                                                           ADDITIONS
                                          BALANCE AT      CHARGED TO                        BALANCE AT
                                           BEGINNING       COSTS AND        ADDITIONS         END OF
      DESCRIPTION                          OF PERIOD        EXPENSES      (DEDUCTIONS)        PERIOD
- - ------------------------                  ----------      ----------      ------------      ----------
YEAR ENDED MARCH 31, 1996:

Allowance for doubtful accounts
  on nonfactored accounts receivable      $216,000         $ (90,000)      $ (39,000)(a)    $ 87,000
                                          --------         ---------       ---------        --------

Reserve for estimated returns,
  allowances and discounts on
  factored accounts                       $615,000         $(129,000)      $       -        $486,000
                                          --------         ---------       ---------        --------

YEAR ENDED MARCH 31, 1995:

Allowance for doubtful accounts
  on nonfactored accounts receivable      $221,000         $ 158,000       $(163,000)(a)    $216,000
                                          --------         ---------       ---------        --------

Reserve for estimated returns,
  allowances and discounts on
  factored accounts                       $247,000         $ 368,000       $       -        $615,000
                                          --------         ---------       ---------        --------

YEAR ENDED MARCH 31, 1994:

Allowance for doubtful accounts
  on nonfactored accounts receivable      $225,000         $ (23,000)      $  19,000(a)     $221,000
                                          --------         ---------       ---------        --------

Reserve for estimated returns,
  allowances and discounts on
  factored accounts                       $395,000         $       -       $(148,000)(b)    $247,000
                                          --------         ---------       ---------        --------

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

                                    PART IV


ITEM 14.  EXHIBIT, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statements of Yes Clothing Co.(R) are included in
Item 8:

     Balance sheet
     Statement of operations
     Statement of changes in shareholders' equity
     Statement of cash flows
     Notes to financial statements

     Financial Statement Schedule:
        II - Valuation and qualifying accounts


EXHIBITS

     See index to exhibits.


REPORTS ON FORM 8-K

The Company filed a report on Form 8K on June 18, 1996 with respect to the June 4, 1996 transaction between Marciano, the Company and Anthome.

                             REPORT OF MANAGEMENT


     The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles, and necessarily include some amounts that are based on management's best estimates and judgments.

     Yes Clothing Co.(R) maintains a system of internal accounting controls designed to provide management with reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the benefits derived and that the evaluation of those factors requires estimates and judgments by management. Further, because of inherent limitations in any system of internal accounting control, errors or irregularities may occur and not be detected. Nevertheless, management believes that a high level of internal control is maintained by Yes Clothing Co. through the selection and training of qualified personnel, and the establishment and communication of accounting and business policies.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management and with Yes Clothing Co.(R)'s independent auditors to review matters relating to the quality of financial reporting and internal accounting control, and the nature, extent and results of their audits. Yes Clothing Co.'s independent auditors have free access to the Audit Committee.


Guy Anthome                       Guy Anthome            Jeffrey Busse
  Chairman,                        President            Chief Financial
Chief Executive                                            Officer
  Officer



                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  YES Clothing Co.


                                  By: /s/ GUY ANTHOME
                                      -------------------------
                                      Chairman of the Board and
                                      Chief Executive Officer

July 12, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                            Title                    Date
     ---------                            -----                    ----


/s/  Guy Anthome                     Chairman of the Board
- - ---------------------------          Chief Executive Officer     July 12, 1996
     Guy Anthome                        and Director
Principal Executive Officer

/s/    Guy Anthome
- - ---------------------------          President
       Guy Anthome                   and Director                July 12, 1996

/s/  Jeffrey P. Busse
- - ---------------------------          Chief Financial Officer
     Jeffrey P. Busse                and Director                July 12, 1996
   Principal Financial and
    Accounting Officer

/s/  Irving B. Kroll
- - ---------------------------          Director                    July 12, 1996
     Irving B. Kroll

/s/ Maurice Schoenholz
- - ---------------------------          Director                    July 12, 1996
    Maurice Schoenholz

                               INDEX TO EXHIBITS


                                                                                                                PAGE
                                                                                                        SEQUENTIALLY
ITEM NO.   DESCRIPTION                                                                                      NUMBERED
- - --------   -----------                                                                                      --------

     3.1   Restated Articles of Incorporation of the Company. /(1)/
     3.2   Restated Bylaws of the Company./(1)/
     4.1   Specimen Common Stock Certificate./(1)/
    10.1   1989 Stock Option Plan with forms of stock option agreements thereunder./(1)/*
    10.2   Profit Sharing Plan dated March 22, 1995.*/(5)/
    10.3   Consultant Agreement dated as of April 21, 1989 between the Company and
              Alexander Menke./(1)/*
    10.4   Employment Agreement dated as of November 1, 1990 between the Company and
              Daniel V. Goodstein./(2)/*
    10.5   Form of Indemnification Agreement entered into with the Company's Directors and Executive Officers./(1)/
    10.6   Sublease dated May 3, 1989 between the Company and D.G.P. Limited Partnership./(1)/
    10.7   Lease dated August 15, 1991 between the Company and California Mart./(4)/
    10.8   Lease dated February 14, 1992 between the Company and Jody Apparel, Inc./(3)/
    10.9   Lease dated November 4, 1992 between the Company and California Mart./(4)/
   10.10   Lease dated May 10, 1993 between the Company and 1466 Broadway Associates./(4)/
   10.11   Lease dated September 17, 1990 between the Company and Gettinger Associates, as renewed pursuant to a letter dated September 22, 1993 from Gettinger
              Associates to the Company./(5)/
   10.12   Contract for the purchase of assets, including the Sedan trademark, between the
              Company and Camden Place, Ltd. dated March 9, 1992./(4)/
   10.13   Factoring Agreement dated May 15, 1994 between the Company and Republic
              Factors Corp., and related agreements./(5)/
   10.14   Form of Continuing Indemnity and Security Agreement between the Company and Republic Bank California N.A., and related agreements./(5)/
   10.15   Promissory Note dated March 9, 1995 between the Company and Georges Marciano/(6)/
   10.16   Lease Assignment and First Amendment to lease between the Company and
              R.R. Park City, Inc./ (6)/
   10.17   Lease dated April 3, 1995 between the Company and 1466 Broadway Associates/(6)/
   10.18   License Agreement dated as of April 1, 1995 between the Company and Marble
              Sportswear, Inc./ (6)/
   10.19   Amendment to Factoring Agreement dated March 2, 1995 between the Company and Republic Factors Corp./ (6)/
   10.20   Retainer Agreement dated June 17, 1995 between the Company and Houlihan
              Lokey Howard and Zukin/(6)/
   10.21   Indemnification Agreement dated May 3, 1995 between the Company and Georges Marciano/(6)/.
   10.22   Indemnification Agreement dated May 3, 1995 between the Company and Irving B. Kroll/(6)/
   10.23   Indemnification Agreement dated May 3, 1995 between the Company and Maurice Schoenholz/(6)/
   10.24   Indemnification Agreement dated May 18, 1995 between the Company and Guy Anthome/(6)/.
   10.25   Indemnification Agreement dated May 18, 1995 between the Company and Jeffrey P. Busse/(6)/
   10.26   Employment Agreement dated as of June 17, 1995 between the Company and Georges
              Marciano.*/(6)/
   10.27   Stock Option Agreement dated June 17, 1995 between the Company and Georges Marciano.*/ (6)/
   10.28   Warrant Agreement dated June 17, 1995 between the Company and Georges Marciano(R)/(6)/.
   10.29   Three Party Agreement between the Company, Republic Factors Corp. and Georges
           Marciano dated June 12, 1995/(6)/.
   10.30   Three Party Agreement between the Company, Republic Factors Corp. and Georges
              Marciano dated June 21, 1995/(6)/.


   10.31   Agreement among Marciano, the Company and Anthome dated June 4, 1996 incorporated by reference to Exhibit A on Form 13-d filed with the Securities and Exchange Commission on June 6, 1996.
   10.32   Body Glove license agreement between Dive N' Surf, Inc. (dba Body
              Glove) and the Company dated June 25, 1996.
   27      Financial Data Schedule.
   99.1    Valuation and Fairness Opinion of Houlihan Lokey Howard and Zukin
              dated July 10, 1995/(6)/.

_______________________

*    Management contract or executive compensation plan or arrangement.
(1) Filed as an exhibit to the annual Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated herein by this reference.
(2) Filed as an exhibit to the annual Report on Form 10-K for the fiscal year ended March 31, 1991 and incorporated herein by this reference.
(3) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 1992, and incorporated herein by this reference.
(4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by this reference.
(5) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
(6) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 1995.