Form 10-Q
period 1996-06-30
YES CLOTHING CO
filed 1996-08-14
CIK 856979

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

                           YES   X            NO
                               ----              ----


Number of shares of Common Stock outstanding as of August 9, 1996:   7,036,492

                                YES CLOTHING CO.

                                      INDEX


                                                                        PAGE NO.


PART I.  FINANCIAL INFORMATION

                  Balance Sheets                                           3

                  Statements of Operations                                 4

                  Statements of Cash Flows                                 5

                  Notes to Financial Statements                            6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7


PART II. OTHER INFORMATION

                  Item 6:  Exhibits and Reports on Form 8-K               10

                  Signatures                                              10

PART I.  FINANCIAL INFORMATION

                                YES Clothing Co.
                                 BALANCE SHEETS

                                                                             June 30             March 31
                                                                               1996                1996
                                                                           (unaudited)
ASSETS
Current Assets:
    Cash                                                                  $     17,000         $    103,000
    Accounts receivable, non-factored-net                                      259,000                1,000
    Other receivables and deposits                                              67,000                2,000
    Inventories                                                                868,000            1,398,000
    Prepaid expenses                                                           105,000               94,000
                                                                          ------------         ------------


        Total current assets                                                 1,316,000            1,598,000

Equipment, net                                                                 709,000              978,000
Other assets                                                                    81,000               76,000
                                                                          ------------         ------------

 TOTAL ASSETS                                                             $  2,106,000         $  2,652,000
                                                                          ============         ============


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                                                      $    140,000         $    881,000
    Accrued expenses and other current liabilities                             280,000              292,000
    Due to factor                                                              504,000            3,232,000
    Advances from affiliate                                                    250,000              369,000
    Note Payable to Bank                                                       475,000                   --
    Contract payables                                                           57,000               57,000
                                                                          ------------         ------------

        Total current liabilities                                            1,706,000            4,831,000
                                                                          ------------         ------------

Long-term liabilities:
    Contract payables                                                           46,000               61,000
                                                                          ------------         ------------

        Total long-term liabilities                                             46,000               61,000
                                                                          ------------         ------------

Shareholder's Equity:
    Preferred stock, no par; 2,000,000 shares authorized; no share issued and outstanding
    Common stock, no par; 20,000,000 shares authorized; 7,036,492
      issued and outstanding                                                11,308,000            8,573,000
    Retained deficit                                                       (10,954,000)         (10,813,000)
                                                                          ------------         ------------

        Total shareholder's equity                                             354,000           (2,240,000)
                                                                          ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                $  2,106,000         $  2,652,000
                                                                          ============         ============


                        See Notes to Financial Statements

                                YES Clothing Co.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED
                                                         June 30
                                            -------------------------------
                                                1996               1995
                                            -----------         -----------


Net Sales                                   $ 1,030,000         $ 2,686,000
Cost of  Sales                                  481,000           1,841,000
                                            -----------         -----------

Gross Profit                                    549,000             845,000


Commission Income                                     0              31,000
                                            -----------         -----------

Gross Operating Income                          549,000             876,000

Operating expenses:
   Selling, general &
   administrative                               669,000           1,822,000
                                            -----------         -----------


Loss from operations                           (120,000)           (946,000)

Trademark acquisition                                 0             (25,000)
Gain on sale of assets                           54,000                   0
Interest income(expense)--net                   (75,000)            (76,000)
                                            -----------         -----------

Loss before income tax                         (141,000)         (1,047,000)

Provision for income taxes                            0                  _0
                                            -----------         -----------

Net loss                                      (141,000)          (1,047,000)
                                            ===========         ===========

Loss per share                              $     (0.02)        $     (0.27)
                                            ===========         ===========

Average number of shares outstanding          7,036,000           3,852,000
                                            ===========         ===========


                       See notes to financial statements.

                                YES Clothing Co.
                            STATEMENTS OF CASH FLOWS
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                   1996                1995
                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                 $  (141,000)        $(1,047,000)

Reconciliation of net loss to net cash flows from operating activities:
      Depreciation and amortization                                                (52,000)            108,000
      Increase (decrease) in credits due customers
         and allowance for doubtful accounts                                       (36,000)            553,000
      Increase (decrease) in cash due to changes in assets
         and liabilities:
            Due from factor                                                        538,000           1,877,000
            Accounts receivable, nonfactored                                      (247,000)            (20,000)
            Other receivables and deposits                                         (65,000)             56,000
            Inventories                                                            530,000          (2,179,000)
            Prepaid expenses                                                       (11,000)           (101,000)
            Other assets                                                            (5,000)            (12,000)
            Trademarks                                                                  --            (143,000)
            Accounts payable                                                      (741,000)           (152,000)
            Accrued expenses                                                       (12,000)             75,000
                                                                               -----------         -----------

      Net cash used in operating activities                                       (242,000)            (95,000)
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                          320,000             (16,000)
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on contracts payable                                                (15,000)            (12,000)
      Borrowing (repayment) from/to related party                                 (119,000)            443,000
      Advances from factor -- net                                               (3,240,000)            457,000
      Issuance of common stock                                                          --             116,000
      Borrowing from bank                                                          475,000                  --
      Contributions of capital                                                   2,735,000                  --
                                                                               -----------         -----------

      Net cash provided (used) by financing activities                            (164,000)          1,004,000
                                                                               -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                    (86,000)           (137,000)

CASH AND CASH EQUIVALENTS, Beginning of period                                     103,000             232,000
                                                                               -----------         -----------

CASH AND CASH EQUIVALENTS, End of period                                       $    17,000         $    95,000
                                                                               ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
            For interest                                                       $    75,000         $    76,000
                                                                               ===========         ===========

                        See Notes to Financial Statements

                                YES Clothing Co.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 ---- BASIS OF PRESENTATION:
         The accompanying financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1996, and the results of operations and changes in cash flows for the three months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 1997.

NOTE 2 ---- DUE TO/FROM FACTOR

        The amount due to factor is net of estimated customer returns, allowances and discounts as follows:

                                                          June 30, 1996                           March 31, 1996
Unmatured receivables                                  $           122,000                       $       660,000
Advances                                                         (166,000)                           (3,406,000)
Open credits                                                     (460,000)                             (486,000)
                                                        ------------------                        --------------

                                                       $         (504,000)                      $    (3,232,000)
                                                        ==================                        ==============

NOTE 3 ---- INVENTORIES
         Inventories consisted of the following:

                                                             June 30, 1996                        March 31, 1996
Raw materials                                           $          163,000                        $      401,000
Work-in-process                                                     84,000                                82,000
Finished goods                                                     621,000                               915,000
                                                        ------------------                        --------------

                                                        $          868,000                         $   1,398,000
                                                         =================                          ============

NOTE     4 ---- INTEREST INCOME (EXPENSE) - NET:
        Net interest income consisted of the following:

                                                       Income            Expense               Net
                                                   ---------------     -------------    ---------------
Three months ended June 30, 1996                   $             0     $    (75,000)    $      (75,000)
Three months ended June 30, 1995                   $             0     $    (76,000)    $      (76,000)

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

RESULTS OF OPERATIONS

         RECENT DEVELOPMENTS. On June 4, 1996, Georges Marciano and affiliates sold to Guy Anthome 3,515,000 shares of common stock at a purchase price of $0.01 per share. Mr. Marciano resigned as a director and Chairman of the Board and canceled the option and warrant issued in his favor. Mr. Anthome agreed to become Chairman of the Board and Chief Executive Officer. This transaction is known as the Sale Transaction.

         Immediately before the Sale Transaction, Mr. Marciano, through an affiliated company, advanced to the Company $3,100,00 to pay off liabilities associated with three $1,000,000 letters of credit issued on behalf of the Company in favor of Republic Factors and purchased certain assets approximating $1,463,000 in value. Mr. Marciano also canceled debts owed to him and affiliates by the Company totaling $2,767,000 in exchange for a payment of $250,000 on June 4, 1996 and a note payable of $250,000 due on January 31, 1997. The cancellation of debt was treated as a contribution to capital and had no effect on the Company's results of operations.

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

                                                        PERCENTAGE OF NET SALES
                                                        -----------------------
                                                           Three Months Ended
                                                                June 30

                                                         1996              1995
                                                        -----             -----

Net Sales                                               100.0             100.0
Cost of Sales                                            46.7              68.6
                                                        -----             -----
Gross profit from sales                                  53.3              31.4
Commission and royalty income                               0               1.2
                                                        -----             -----
Gross operating income                                   53.3              32.6
Operating expenses                                       64.9              67.8
                                                        -----             -----
Loss from operations                                    (11.6)            (35.2)
Gain on Sale of Asset                                     5.2                 0
Trademark acquisition                                       0              (0.9)
Interest expense -- net                                  (7.3)             (2.8)
                                                        -----             -----
Loss before income taxes                                (13.7)            (38.9)
Tax provision                                               0                 0
                                                        -----             -----
Net loss                                                (13.7)            (38.9)
                                                        =====             =====


Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Net sales for the three months ended June 30, 1996 were $1,030,000 as compared to $2,686,000 for the same period in 1995. This represents a decrease of $1,656,000 or 61.6% in net sales for the period due to the termination of GMSurf(TM) and Misfits(R) license agreements and subsequent restructuring of the Company's product line.

         Gross profit as a percentage of net sales increased to 53.3% for the three months ended June 30, 1996 from 31.4% for the three months ended June 30, 1995. The increase was primarily due to higher than anticipated selling price per unit on discontinued GMSurf(TM) and Misfits(R) lines and a reduction in chargebacks.

         Commission and royalty income was $31,000 for the three months ended June 30, 1995. There was no commission or royalty income for the three months ended June 30, 1996.

         Operating expenses comprised of selling, general and administrative expenses ("S, G & A") decreased by $1,153,000 to $669,000 for the three months ended June 30, 1996 from $1,822,000 in the same period in 1995. The decrease in S, G & A was primarily due to reductions in payroll, insurance, legal and professional expenses and sales related expenses.

         Interest expenses decreased by $1,000 (from $76,000 to $75,000) for the three-month period ended June 30, 1996 due to continued declines in working capital requirements and borrowing from the Company's factor.


CAPITAL RESOURCES AND LIQUIDITY

         On June 4, 1996, control of the Company changed when approximately 50% of the Company's outstanding stock was acquired by Guy Anthome.

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

         Under the new factoring agreement, the Company sells substantially all of its trade accounts receivable, without recourse, and may request advances, up to 80% on the net sales factored at any time before their maturity date. The factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company and receives a commission of 0.9% of purchased net receivables.

         Under the letter of credit facility, the financing bank provides a credit line for letters of credit, ledger debt and factor guaranties up to the 80% advance rate provided under the factoring agreement. There were no letters of credit outstanding as of June 30, 1996. Commitments outstanding under the letter of credit facility as of March 31, 1996 amounted to $37,000.

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

         On June 4, 1996, as part of the Sale Transaction, Mr. Marciano, through an affiliated company, advanced to the Company $3,100,000 to pay off liabilities associated with three $1,000,000 letters of credit issued on behalf of the Company in favor of Republic Factors and purchased certain assets approximating $1,463,000 in value. Mr. Marciano also canceled debts owed to him and his affiliates by the Company totaling $2,767,000 in exchange for a payment of $250,000 on June 4, 1996 and a note payable of $250,000 due on January 31, 1997.

         As of June 30, 1996, the Company had a net working capital deficit of $390,000, as compared to a surplus of $75,000 as of June 30, 1995. The Company's current ratio as of June 30, 1996 was (0.77), as compared to 1.0 as of June 30, 1996. The decreases in working capital and current ratio are primarily due to continued operating losses.

         Inventories at June 30, 1996 were $868,000 as compared to $4,337,000 at June 30, 1995, a decrease of $3,469,000. The decrease was due to a reduction of inventories to levels consistent with reduced order backlog, the markdown of slow-moving and obsolete merchandise and repositioning of the Company's product lines.

         The Company has funded its activities principally from advances and letters of credit provided by Georges Marciano and his affiliates.

         In June 1996, the Company entered into an agreement with Imperial Bank which provides the Company with a $1,200,000 credit facility secured by a letter of credit provided by an unaffiliated third party.

         The Company believes that the credit lines under current lending agreements and other financial sources available to it will provide sufficient resources to finance the Company's currently anticipated working capital needs and capital expenditures through the end of fall of 1996. Continued financial difficulties encountered by the Company would require additional borrowings and infusions of capital to avoid a negative impact on the Company's continued future operations after that time period.

         The Company has continued to cut its payroll and reduce its operating costs. Notwithstanding the foregoing measures, the Company anticipates that it will not be profitable for the fiscal year ending

March 31, 1997, and absent additional capital or additional third party credit, the Company will exhaust its available capital by October 1996.


Part II. OTHER INFORMATION

         On July 18, 1996, the NASD notified the Company that the Company's net worth was below the NASD's minimum standards for continued listing in the SmallCap market and suggested that the Company would be delisted from the NASD SmallCap Market should it fail to maintain the minimum net worth standard.

         The Company has filed with the NASD a plan which it believes will enable it to meet the minimum net worth standards and has requested a waiver from delisting. There is no assurance that the waiver will be granted or that the Company will continue to be listed on the SmallCap market.


Item 6 ---- Exhibits and Reports on Form 8-K:

            Form 8-K. The Company filed a report on Form 8-K on June 18,
                      1996 with respect to the June 4, 1996 transaction between Marciano, the Company and Anthome.



                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             YES Clothing Co.


                                             BY:    /s/ GUY ANTHOME
                                                ------------------------------
                                                    GUY ANTHOME
                                                    Chairman of the Board and
                                                    Chief Executive Officer



                                             BY:    /s/ JEFFREY P. BUSSE
                                                -------------------------------
                                                    JEFFREY P. BUSSE
                                                    Chief Financial Officer and
                                                    Secretary


Dated:   August 9, 1996