Form 10-Q
period 1996-09-30
YES CLOTHING CO
filed 1996-11-14
CIK 856979

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549



                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                 YES          X          NO
                         ------------        -------------


Number of shares of Common Stock outstanding as of November 11, 1996: 7,036,492

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

PART I.  FINANCIAL INFORMATION

                                YES Clothing Co.
                                 BALANCE SHEETS

                                                                              September 30                March 31
                                                                                  1996                      1996
                                                                              (unaudited)
 ASSETS
 ------
 Current Assets:
     Cash                                                                    $        5,000            $      103,000
     Accounts receivable, non-factored-net                                          321,000                     1,000
     Other receivables and deposits                                                  80,000                     2,000
     Inventories                                                                    587,000                 1,398,000
     Prepaid expenses                                                               252,000                    94,000
                                                                             --------------            --------------

         Total current assets                                                     1,245,000            $    1,598,000

 Equipment, net                                                                     670,000                   978,000
 Other Assets                                                                        85,000                    76,000
                                                                             --------------            --------------

  TOTAL ASSETS                                                               $    2,000,000            $    2,652,000
                                                                             ==============            ==============


 LIABILITIES AND SHAREHOLDER'S EQUITY
 Current Liabilities:
     Accounts payable                                                        $      336,000            $      881,000
     Accrued expenses and other current liabilities                                 343,000                   292,000
     Due to factor                                                                  329,000                 3,232,000
     Advances from affiliate                                                        250,000                   369,000
     Note payable to bank                                                         1,140,000                         0
     Contract payables                                                               84,000                    57,000
                                                                             --------------            --------------

         Total current liabilities                                                2,482,000                 4,831,000
                                                                             --------------            --------------

 Long-term liabilities:
     Contract payables                                                               58,000                    61,000
                                                                             --------------            --------------

         Total long-term liabilities                                                 58,000                    61,000
                                                                             --------------            --------------

 Shareholder's Equity:
     Preferred stock, no par; 2,000,000 shares authorized; no share issued and outstanding

     Common stock, no par; 20,000,000 shares authorized; 7,036,492
       issued and outstanding                                                    11,308,000                 8,573,000
     Retained deficit                                                           (11,848,000)              (10,813,000)
                                                                             --------------            --------------

         Total shareholder's equity                                                (540,000)               (2,240,000)
                                                                             --------------            --------------

 TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                  $    2,000,000            $    2,652,000
                                                                             ==============            ==============

                       See Notes to Financial Statements

                                YES Clothing Co.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                   SIX MONTHS ENDED                                    THREE MONTHS ENDED
                                                     September 30                                        September 30
                                                     ------------                                        ------------

                                                 1996                    1995                      1996                  1995
                                                 ----                    ----                      ----                  ----
     Net Sales                               $     1,611,000         $    4,681,000             $    581,000         $   1,996,000
     Cost of  Sales                                1,001,000              3,794,000                  520,000             1,954,000
                                             ---------------         --------------              -----------         -------------

     Gross Profit                                    610,000                887,000                   61,000                42,000

     Commission Income                                     0                 31,000                        0                     0
                                             ---------------         --------------              -----------         -------------

     Gross Operating Income                          610,000                918,000                   61,000                42,000

     Operating expenses:
        Selling, general &
        administrative                             1,597,000              3,394,000                  927,000             1,572,000
                                             ---------------         --------------              -----------         -------------

     Loss from operations                           (987,000)            (2,476,000)                (866,000)           (1,530,000)

     Trademark acquisition                                 0                (25,000)                       0                     0
     Gain on Sale of Assets                           54,000                      0                        0                     0
     Interest income (expense) -- net               (102,000)              (138,000)                 (28,000)              (62,000)
                                             ---------------         --------------              -----------         -------------

     Loss before income tax                       (1,035,000)            (2,639,000)                (894,000)           (1,592,000)

     Provision for income taxes                             0                     0                        0                     0

     Net loss                                     (1,035,000)            (2,639,000)                (894,000)           (1,592,000)
                                             ===============         ==============              ===========         =============

     Loss per share                          $         (0.15)        $        (0.50)             $     (0.13)        $       (0.24)
                                             ===============         ==============              ===========         =============

     Average number of shares
     outstanding                                   7,036,000              5,279,000                7,036,000             6,686,000
                                             ===============         ==============              ===========         =============



                       See notes to financial statements.

                                YES Clothing Co.
                            STATEMENTS OF CASH FLOWS
                  Six Months Ended September 30, 1996 and 1995
                                  (Unaudited)
                         Increase  (Decrease)  in Cash

                                                                         1996                  1995
                                                                         ----                  ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                     $ (1,035,000)          $ (2,639,000)

 Reconciliation of net loss to net cash flows from operating activities:
       Depreciation and amortization                                     115,000                232,000
       Increase (decrease) in credits due customers
          and allowance for doubtful accounts                           (109,000)              (138,000)
       Increase (decrease) in cash due to changes in assets
          and liabilities:
             Due from factor                                             498,000              3,134,000
             Accounts receivable, nonfactored                           (320,000)               300,000
             Other receivables and deposits                              (78,000)               108,000
             Inventories                                                (811,000)            (1,928,000)
             Prepaid expenses                                           (158,000)              (135,000)
             Other assets                                                 (9,000)               (12,000)
             Trademarks                                                        -               (147,000)
             Accounts payable                                           (545,000)            (1,019,000)
             Accrued expenses                                             51,000                 34,000
                                                                    ------------           ------------

       Net cash used in operating activities                            (779,000)            (2,210,000)
                                                                    ------------           ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                               247,000               (416,000)
                                                                    ------------           ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on contracts payable                                      24,000                (21,000)
       Borrowing (repayment) from(to) related party                     (119,000)              (232,000)
       Issuance of common stock                                                -              4,097,000
       Borrowing from bank                                             1,140,000                      -
       Contributions of capital                                        2,735,000                      -
      Advance from factor -- net                                      (3,346,000)            (1,382,000)
                                                                    ------------           ------------

       Net cash provided (used) by financing activities                  434,000              2,462,000
                                                                    ------------           ------------

 NET INCREASE (DECREASE) IN CASH                                         (98,000)              (164,000)

 CASH AND CASH EQUIVALENTS, Beginning of period                          103,000                232,000
                                                                    ------------           ------------

 CASH AND CASH EQUIVALENTS, End of period                           $      5,000           $     68,000
                                                                    ============           ============

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period:
             For interest                                           $    102,000           $    139,000
                                                                    ============           ============



                       See Notes to Financial Statements

                                YES Clothing Co.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1  ----  BASIS OF PRESENTATION:

         The accompanying financial statements are unaudited but, in the opinion of management of the Company, they contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, and the results of operations and changes in cash flows for the six months ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 1997.

NOTE 2 ---- DUE TO/FROM FACTOR

         The amount due to/from factor is net of estimated customer returns, allowances and discounts as follows:

                                                     September 30, 1996                    March 31, 1996
 Unmatured receivables                                $        91,000                      $      660,000
 Advances                                                     (59,000)                         (3,406,000)
 Open credits                                                (361,000)                           (486,000)
                                                      ---------------                      --------------

                                                      $      (329,000)                     $   (3,232,000)
                                                      ===============                      ==============

NOTE 3 ---- INVENTORIES
         Inventories consisted of the following:

                                                     September 30, 1996                    March 31, 1996
 Raw materials                                        $        50,000                      $      401,000
 Work-in-process                                               31,000                              82,000
 Finished goods                                               506,000                             915,000
                                                      ---------------                      --------------

                                                      $       587,000                      $    1,398,000
                                                      ===============                      ==============

NOTE 4 ---- INTEREST INCOME (EXPENSE) - NET:
         Net interest income consisted of the following:

                                                    Income           Expense              Net
                                               ---------------    -------------     -------------
 Six months ended September 30, 1996                $    0           $102,000         $(102,000)
 Six months ended September 30, 1995                $1,000           $139,000         $(138,000)

 Three months ended September 30, 1996              $    0            $28,000         $ (28,000)
 Three months ended September 30, 1995              $1,000            $63,000         $ (62,000)

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

                                                             PERCENTAGE OF NET SALES
                                        -----------------------------------------------------------------
                                               Six Months Ended                Three Months Ended
                                                September  30                      September 30
                                             1996             1995              1996             1995
                                        --------------   --------------     -------------    ------------
     Net Sales                                   100.0            100.0             100.0           100.0
     Cost of Sales                                62.1             81.1              89.5            97.9
                                        --------------   --------------     -------------    ------------
     Gross profit from sales                      37.9             18.9              10.5             2.1
     Commission income                               -              0.7                 -              -
                                        --------------   --------------     -------------    ------------
     Gross operating income                       37.9             19.6              10.5             2.1
     Operating expenses                           99.1             72.5             159.5            78.8
                                        --------------   --------------     -------------    ------------
     Loss from operations                        (61.2)           (52.9)           (149.0)          (76.7)
     Gain on Sale of assets                        3.3                -                 -               -
     Trademark acquisition                           -             (0.5)                -               -
     Interest expense -- net                      (6.3)            (3.0)             (4.8)           (3.1)
                                        --------------   --------------     -------------    ------------
     Loss before income taxes                    (64.2)           (56.4)           (153.8)          (79.8)
     Tax provision                                   -                -                 -               -
                                        --------------   --------------     -------------    ------------
     Net loss                                    (64.2)           (56.4)           (153.8)          (79.8)
                                        ==============   ==============     =============    ============


Six Months Ended September 30, 1996 Compared to Six Months Ended September 30, 1995

         Net sales for the six months ended September 30, 1996 were $1,611,000 as compared to $4,681,000 for the same period in 1995. This represented a decrease of 65.6% in net sales for the period. The decrease was mainly due to the termination of GM Surf(TM) and Misfits(R) license agreements and subsequent restructuring of the Company's product line.

         Gross profit as a percentage of net sales increased to 37.9% for the six months ended September 30, 1996 from 18.9% for the six months ended September 30, 1995. The increase was due to higher than anticipated selling prices on discontinued GM Surf(TM) and Misfits(R) product lines and a reduction in the reserve for chargebacks.

         There was no commission or royalty income for the six months ended September 30, 1996. For the six months ended September 30, 1995, commission income was $31,000. There was no royalty income. The Company discontinued all commission income transactions and terminated its licensing agreements in Canada and the U.S.

         Operating expenses consisting of selling, general and administrative expenses decreased by $1,797,000 or 52.9% to $1,597,000 for the six months ended September 30, 1996 from $3,394,000 in the same period in 1995. The decrease in S, G & A was primarily due to reductions in payroll, insurance, depreciation, legal and professional expenses and sales-related expenses.

         Interest expense decreased from $138,000 for the six months ended September 30, 1995 to $102,000 for the comparable period in 1996 due to a reduction in borrowings from the factor (see Liquidity and Capital Resources).


Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Net sales for the three months ended September 30, 1996 were $581,000 as compared to $1,996,000 for the same period in 1995. This represented a decrease of $1,415,000 or 70.9% in net sales for the period primarily due to the reasons stated in the discussion of the six- month period.

         Gross profit as a percentage of net sales increased to 10.5% for the three months ended September 30, 1996 from 2.1% for the three months ended September 30, 1995. The increase was primarily due to a reduction in overhead and production costs per unit.

         There was no commission or royalty income for the three months ended September 30, 1995 or 1996.

         Operating expenses comprised of selling, general and administrative expenses ("S, G & A") decreased by $645,000 to $927,000 for the three months ended September 30, 1996 from $1,572,000 in the same period in 1995 principally due to the reasons stated above in the discussion of the six-month period.

         Interest expenses decreased by $34,000 from $63,000 to $28,000 for the three-month period ended September 30, 1996 due to decreased working capital requirements and borrowing from the Company's factor. (See Liquidity and Capital Resources).


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

         Under the new factoring agreement, the Company sells substantially all of its trade accounts receivable, without recourse, and may request advances up to 70% on the net sales factored at any time before their maturity date. The factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company and receives a commission of 0.9% of purchased net receivables.

         Under the letter of credit facility, the financing bank provides a credit line for letters of credit, ledger debt and factor guaranties up to the 70% advance rate provided under the factoring agreement. There were no letters of credit outstanding as of September 30, 1996. Commitments outstanding under the letter of credit facility as of March 31, 1996 amounted to $37,000.

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

         As of September 30, 1996, the Company had a net working capital deficit of $1,237,000, as compared to a surplus of $1,751,000 as of September 30, 1995. The Company's current ratio as of September 30, 1996 was (0.50), as compared to 1.7 as of September 30, 1995. The decreases in working capital and current ratio are primarily due to continued operating losses.

         Inventories at September 30, 1996 were $587,000 as compared to $4,086,000 at September 30, 1995, a decrease of $3,499,000. The decrease was due to a reduction of inventories to levels consistent with reduced order backlog, and repositioning of the Company's product lines.

         The Company had funded its activities principally from advances and letters of credit provided by Georges Marciano and his affiliates.

         In June 1996, the Company entered into an agreement with Imperial Bank which provides the Company with a $1,200,000 credit facility at an interest rate of 9.75% secured by a letter of credit provided by an unaffiliated third party.

         The Company believes that the credit lines under current lending agreements and other financial sources available to it will provide sufficient resources to finance the Company's currently anticipated working capital needs and capital expenditures through November 1996. Continued financial difficulties encountered by the Company would require additional borrowings and infusions of capital to avoid a negative impact on the Company's continued future operations after that time period.

         The Company has continued to cut its payroll and reduce its operating costs. Notwithstanding the foregoing measures, the Company anticipates that it will not be profitable for the fiscal year ending March 31, 1997, and absent additional capital or additional third party credit, the Company will exhaust its available capital by November 1996.


Part II.         OTHER INFORMATION

         On September 20, 1996, the Company was delisted from the NASD SmallCap market. The Company subsequently applied for listing in the Over-the-Counter
(OTC) Bulletin Board and its securities were transferred to that market effective September 23, 1996.

        On November 1, 1996, Messrs. Kroll and Schoenholz resigned from the Board of Directors of the Company.

Item 4 ---- Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on October 7, 1996.

         (b)     Not applicable

         (c) The following items were voted upon at Annual Meeting of Shareholders

                 (i).     Elections of Directors

                                           FOR              WITHHELD
                 Guy Anthome               6,871,596        135,500
                 Jeffrey Busse             6,871,196        135,900
                 Irving Kroll              6,871,196        135,900
                 Maurice Schoenholz        6,871,596        135,500

                (ii).     Ratification of Selection of Independent Auditors.

                 7,000,196 votes cast FOR Moss-Adams as Independent Auditors
                     5,700 votes cast AGAINST Moss-Adams as Independent Auditors 1,200 votes cast to ABSTAIN.

               (iii).     Amendment of the Company's 1989 Stock Option Plan

                 6,340,532 votes cast FOR the Grant of Warrant and Options
                   156,905 votes cast AGAINST the Grant of Warrant and Options
                     4,710 votes cast to ABSTAIN.


Item 6 ---- Exhibits and Reports on Form 8-K:      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          YES Clothing Co.


                          BY:          /s/ Guy Anthome
                                 --------------------------------------
                                 GUY ANTHOME
                                 Chairman of the Board and
                                 Chief Executive Officer



                          BY:          /s/  Jeffrey Busse
                                 --------------------------------------
                                 JEFFREY P. BUSSE
                                 Chief Financial Officer and
                                 Secretary


Dated:   November 11, 1996