Form 10-Q
period 1996-12-31
YES CLOTHING CO
filed 1997-02-14
CIK 856979

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549



                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


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

                    YES      X         NO
                        ----------        ---------


Number of shares of Common Stock outstanding as of February 12, 1997:  7,036,492

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

PART I.  FINANCIAL INFORMATION

                                YES Clothing Co.
                                 BALANCE SHEETS


                                                                          December 31      March 31
                                                                             1996            1996
                                                                           (unaudited)
ASSETS
------
Current Assets:
    Cash                                                                 $    582,000    $    103,000
    Accounts receivable, non-factored-net                                       5,000           1,000
    Other receivables and deposits                                            112,000           2,000
    Inventories                                                               377,000       1,398,000
    Prepaid expenses                                                           83,000          94,000
                                                                         ------------    ------------

        Total current assets                                             $  1,159,000    $  1,598,000

Equipment, net                                                                564,000         978,000
Other Assets                                                                   76,000          76,000
                                                                         ------------    ------------

 TOTAL ASSETS                                                            $  1,799,000    $  2,652,000
                                                                         ============    ============


LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------
Current Liabilities:
    Accounts payable                                                     $    498,000    $    881,000
    Accrued expenses and other current liabilities                            312,000         292,000
    Due to factor                                                             250,000       3,232,000
    Advances from affiliate                                                   250,000         369,000
    Note payable to bank                                                    1,174,000               0
    Contract payables                                                          91,000          57,000
                                                                         ------------    ------------

        Total current liabilities                                           2,575,000       4,831,000
                                                                         ------------    ------------

Long-term Liabilities:
    Contract payables                                                          35,000          61,000
                                                                         ------------    ------------

        Total long-term liabilities                                            35,000          61,000
                                                                         ------------    ------------

Shareholders' Deficit:
    Preferred stock, no par; 2,000,000 shares authorized; no shares issued and outstanding
    Common stock, no par; 20,000,000 shares authorized; 7,036,492
      issued and outstanding                                               11,308,000       8,573,000
    Retained deficit                                                      (12,119,000)    (10,813,000)
                                                                         ------------    ------------

        Total shareholders' deficit                                          (811,000)     (2,240,000)
                                                                         ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $  1,799,000    $  2,652,000
                                                                         ============    ============

                       See Notes to Financial Statements

                                YES Clothing Co.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                  December 31                           December 31
                                        ----------------------------------   -----------------------------------
                                             1996               1995              1996               1995
                                        ---------------   ----------------   ---------------    ----------------
Net Sales                                  $  2,101,000       $  6,269,000      $    490,000        $  1,588,000
Cost of  Sales                                1,899,000          6,044,000           898,000           2,250,000
                                           ------------       ------------      ------------        ------------

Gross Profit (Loss)                             202,000            225,000          (408,000)           (662,000)

Commission Income                                     0             31,000                 0                   0
                                           ------------       ------------      ------------        ------------

Gross Operating Income (Loss)                   202,000            256,000          (408,000)           (662,000)

Operating Expenses:
  Selling, general &
  administrative                              2,403,000          4,548,000           806,000           1,154,000
                                           ------------       ------------      ------------        ------------

Loss from Operations                         (2,201,000)        (4,292,000)       (1,214,000)         (1,816,000)

Trademark acquisition                                 0            (25,000)                0                   0
Gain on Sale of Assets                           54,000                  0                 0                   0
Interest Income(Expense) - net                 (130,000)          (199,000)          (28,000)            (61,000)
                                           ------------       ------------      ------------        ------------

Loss Before Income Taxes                     (2,277,000)        (4,516,000)       (1,242,000)         (1,877,000)

Provision for Income Taxes                     (971,000)                 0          (971,000)                  0
                                           ------------       ------------      ------------        ------------

Net Loss                                     (1,306,000)        (4,516,000)         (271,000)         (1,877,000)
                                           ============       ============      ============        ============

Net Loss per Share                        $       (0.19)       $     (0.77)     $      (0.04)       $      (0.27)
                                          =============       ============      ============        ============

Average Number of  Shares
Outstanding                                   7,036,000          5,856,000         7,036,000           7,036,000
                                          =============       ============      ============        ============

                       See notes to financial statements.

                               YES Clothing Co.
                           STATEMENTS OF CASH FLOWS
                 Nine Months Ended December 31, 1996 and 1995
                                  (Unaudited)
                          Increase (Decrease) in Cash


                                                                         1996               1995
                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $(1,306,000)       $(4,516,000)

Reconciliation of net loss to net cash flows used in operating activities:
      Depreciation and amortization                                      212,000            359,000
      Increase (decrease) in credits due customers
         and allowance for doubtful accounts                            (134,000)
      Increase (decrease) in cash due to changes in assets
         and liabilities:
            Due from factor                                              562,000            678,000
            Accounts receivable, nonfactored                              (4,000)           195,000
            Other receivables and deposits                              (110,000)           116,000
            Inventories                                                1,021,000         (1,245,000)
            Prepaid expenses                                              11,000           (130,000)
            Other assets                                                       -             (6,000)
            Accounts payable                                            (383,000)        (1,364,000)
            Accrued expenses                                              20,000             34,000
                                                                     -----------        -----------

      Net cash used in operating activities                             (111,000)        (5,879,000)
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                257,000           (427,000)
      Trademarks                                                               -           (148,000)
                                                                     -----------        -----------
   Net cash provided by (used in) investing activities                   257,000           (575,000)
                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on contracts payable                                      (60,000)           (38,000)
      Borrowing (repayment) from(to) related party                      (119,000)           537,000
      Borrowing from bank                                              1,174,000                  -
      Advance from factor - net                                       (3,397,000)         2,372,000
      Contributions of capital                                         2,735,000                  -
      Issuance of common stock                                                 -          3,416,000
                                                                     -----------        -----------
 Net cash provided by (used in) financing activities                     333,000          6,287,000
                                                                     -----------        -----------

NET INCREASE (DECREASE) IN CASH                                          479,000           (167,000)
CASH, Beginning of period                                                103,000            232,000
                                                                     -----------        -----------
CASH, End of period                                                  $   582,000        $    65,000
                                                                     ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
       For interest                                                  $   138,000        $   200,000
                                                                     ===========        ===========

Non-cash financing activity
       Conversion of related party debt to common stock                                 $   681,000
                                                                                        ===========

                       See Notes to Financial Statements

                                YES Clothing Co.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1  ----  BASIS OF PRESENTATION:

     The accompanying financial statements are unaudited but, in the opinion of management of the Company, they contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1996, and the results of operations and changes in cash flows for the nine months ended December 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 1997.

NOTE 2 ---- DUE TO/FROM FACTOR

     The amount due to/from factor is net of estimated customer returns, allowances and discounts as follows:

                                December 31, 1996        March 31, 1996
Unmatured receivables               $  98,000             $   660,000
Advances                               (9,000)             (3,406,000)
Open credits                         (339,000)               (486,000)
                                    ---------             -----------

                                    $(250,000)            $(3,232,000)
                                    =========             ===========

NOTE 3 ---- INVENTORIES

     Inventories consisted of the following:

                                December 31, 1996        March 31, 1996
Raw materials                       $140,000               $  401,000
Work-in-process                       55,000                   82,000
Finished goods                       182,000                  915,000
                                    --------               ----------

                                    $377,000               $1,398,000
                                    ========               ==========

NOTE 4 ---- INTEREST INCOME (EXPENSE) - NET:

     Net interest expense consisted of the following:

                                            Income      Expense         Net
                                            ------      -------      ---------
Nine months ended December 31, 1996         $8,000      $138,000     $(130,000)
Nine months ended December 31, 1995         $1,000      $200,000     $(199,000)

Three months ended December 31, 1996        $8,000      $ 36,000     $ (28,000)
Three months ended December 31, 1995        $    0      $ 61,000     $ (61,000)

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

                                                PERCENTAGE OF NET SALES
                                     ---------------------------------------------
                                      Nine Months Ended         Three Months Ended
                                         December  31               December 31
                                      1996        1995          1996         1995
                                     ------       -----         -----        -----
Net Sales                             100.0       100.0         100.0        100.0
Cost of Sales                          90.4        96.4         183.3        141.7
                                     ------       -----        ------       ------
Gross profit (loss)                     9.6         3.6         (83.3)       (41.7)
Commission income                         -         0.5             -            -
                                     ------       -----        ------       ------
Gross operating income (loss)           9.6         4.1         (83.3)       (41.7)
Operating expenses                    114.4        72.5         164.6         72.7
                                     ------       -----        ------       ------
Loss from operations                 (104.8)      (68.4)       (247.9)      (114.4)
Gain on Sale of assets                  2.6           -             -            -
Trademark acquisition                     -        (0.4)            -            -
Interest expense - net                 (6.2)       (3.2)         (5.7)        (3.8)
                                     ------       -----        ------       ------
Loss before income taxes             (108.4)      (72.0)       (253.6)      (118.2)
Tax provision                         (46.2)          -        (198.2)           -
                                     ------       -----        ------       ------
Net loss                              (62.2)      (72.0)        (55.4)      (118.2)
                                     ======       =====        ======       ======

Nine Months Ended December 31, 1996 Compared to Nine Months Ended December 31,
------------------------------------------------------------------------------
1995
----

     Net sales for the nine months ended December 31, 1996 were $2,101,000 as compared to $6,269,000 for the same period in 1995. This represented a decrease of 66.5% in net sales for the period. The decrease was mainly due to the termination of GM Surf(TM) and Misfits(R) license agreements and subsequent restructuring of the Company's product line.

     Gross profit as a percentage of net sales increased to 9.6% for the nine months ended December 31, 1996 from 3.6% for the nine months ended December 31, 1995. The increase was due to higher than anticipated selling prices on discontinued GM Surf(TM) and Misfits(R) product lines.

     There was no commission or royalty income for the nine months ended December 31, 1996. For the nine months ended December 31, 1995, commission income was $31,000. There was no royalty income. The Company discontinued all commission income transactions and terminated its licensing agreements in Canada and the U.S.

     Operating expenses consisting of selling, general and administrative expenses decreased by $2,145,000 or 47.2% to $2,403,000 for the nine months ended December 31, 1996 from $4,548,000 in the same period in 1995. The decrease in S, G & A was primarily due to reductions in payroll, insurance, depreciation, legal and professional expenses and sales-related expenses.

     Interest expense decreased from $199,000 for the nine months ended December 31, 1995 to $130,000 for the comparable period in 1996 due to a reduction in borrowings from the factor (see Capital Resources and Liquidity).


Three Months Ended December 31, 1996 Compared to Three Months Ended December 31,
--------------------------------------------------------------------------------
1995
----

     Net sales for the three months ended December 31, 1996 were $490,000 as compared to $1,588,000 for the same period in 1995. This represented a decrease of $1,098,000 or 69.1% in net sales for the period primarily due to the reasons stated in the discussion of the six-month period.

     Gross profit as a percentage of net sales decreased to (83.3)% for the three months ended December 31, 1996 from (41.7)% for the three months ended December 31, 1995. The decrease was primarily due to higher overhead and production cost per unit associated with the development of the YES and Body Glove lines of apparel and lower-than-anticipated sales price per unit on existing inventory.

     There was no commission or royalty income for the three months ended December 31, 1995 or 1996.

     Operating expenses comprised of selling, general and administrative expenses ("S, G & A") decreased by $348,000 to $806,000 for the three months ended December 31, 1996 from $1,154,000 in the same period in 1995 principally due to the reasons stated above in the discussion of the six-month period.

     Interest expenses decreased by $33,000 from $61,000 to $28,000 for the three-month period ended December 31, 1996 due to decreased working capital requirements and borrowing from the Company's factor. (See Capital Resources and Liquidity).


Capital Resources and Liquidity
-------------------------------

     On June 4, 1996, control of the Company changed when approximately 50% of the Company's outstanding stock was acquired by Guy Anthome.

     The Company had an agreement with a factor whereby the factor purchased accounts receivable from the Company on a non-recourse basis and remitted the funds on a maturity basis. The Company entered into a new factoring agreement with Republic Factors and a letter of credit facility with Republic National Bank of New York on May 15, 1995 (the financing bank) effective through March 1997. Both the old and new agreements are non-recourse (i.e., the factor purchases the Company's accounts receivable that it has pre-approved, without recourse, except in cases where there are merchandise disputes in the normal course of business).

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

     Under the letter of credit facility, the financing bank provides a credit line for letters of credit, ledger debt and factor guaranties up to the 70% advance rate provided under the factoring agreement. There were no letters of credit outstanding as of December 31, 1996. Commitments outstanding under the letter of credit facility as of March 31, 1996 amounted to $37,000.

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

     As of December 31, 1996, the Company had a net working capital deficit of $1,416,000, as compared to a surplus of $87,000 as of December 31, 1995. The Company's current ratio as of December 31, 1996 was 0.45, as compared to 1.0 as of December 31, 1995. The decreases in working capital and current ratio are primarily due to continued operating losses.

     Inventories at December 31, 1996 were $377,000 as compared to $1,398,000 at December 31, 1995, a decrease of $1,021,000. The decrease was due to a reduction of inventories to levels consistent with reduced order backlog and repositioning of the Company's product lines.

     The Company had funded its activities principally from advances and letters of credit provided by Georges Marciano and his affiliates.

     In June 1996, the Company entered into an agreement with Imperial Bank which provides the Company with a $1,200,000 credit facility at an interest rate of 9.75% secured by a letter of credit provided by an unaffiliated third party.

     In November 1996, the Company received a tax refund of $971,000 for the tax year ended March 31, 1996.

     The Company believes that the credit lines under current lending agreements and other financial sources available to it will provide sufficient resources to finance the Company's currently anticipated working capital needs and capital expenditures through Spring 1997. Continued financial difficulties encountered by the Company would require additional borrowings and infusions of capital to avoid a negative impact on the Company's continued future operations after that time period.

     The Company has continued to cut its payroll and reduce its operating costs. Notwithstanding the foregoing measures, the Company anticipates that it will not be profitable for the fiscal year ending March 31, 1997.



Part II.  OTHER INFORMATION


Item 4 ---- Submission of Matters to a Vote of Security Holders:  None


Item 6 ---- Exhibits and Reports on Form 8-K:

          Form 8-K. The Company filed a report on Form 8K on December 24, 1996 with respect to change in certifying accountant.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              YES Clothing Co.


                              BY:          /s/ Guy Anthome
                                  ----------------------------------------
                                     GUY ANTHOME
                                     Chairman of the Board and
                                     Chief Executive Officer



                              BY:          /s/  Jeffrey Busse
                                   ---------------------------------------
                                     JEFFREY P. BUSSE
                                     Chief Financial Officer and
                                     Secretary


Dated:   February 12, 1997