Form 10-K405
period 1997-03-31
YES CLOTHING CO
filed 1997-07-15
CIK 856979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
  For the Fiscal Year Ended March 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
  For the Transition Period from                 To

                        COMMISSION FILE NUMBER 0 - 18064

                            ------------------------

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

                            ------------------------

          Securities registered pursuant to Section 12 (b) of the Act:

  TITLE OF EACH CLASS      NAME OF EXCHANGE ON
                             WHICH REGISTERED
          NONE                     NONE

    Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.
                                YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on June 27, 1997 based on the average bid and asked price on such date was $1,548,028.

    Number of shares of Common Stock outstanding as of June 27, 1997: 7,036,492

    DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III of Form 10-K is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              YES CLOTHING COMPANY
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                           PAGE NO.
                                                                                                         -------------
PART I.
  Item 1.      Business................................................................................            3
  Item 2.      Properties..............................................................................            6
  Item 3.      Legal Proceedings.......................................................................            6
  Item 4.      Submission of Matters to a Vote of Security Holders.....................................            6
PART II.
  Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...............            7
  Item 6.      Selected Financial Data.................................................................            8
  Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...            9
  Item 8.      Financial Statements and Supplementary Data.............................................           11
  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....           27

PART III.
  Item 10.     Directors and Executive Officers of the Registrant......................................           27
  Item 11.     Executive Compensation..................................................................           27
  Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................           27
  Item 13.     Certain Relationships and Related Transactions..........................................           27

PART IV.
  Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................           27

                                     PART I

ITEM 1.  BUSINESS

    YES Clothing Co.-Registered Trademark- (the "Company") designs, contracts for the manufacture of and markets diversified lines of apparel for women in junior sizes, and for young men. The Company's garments are manufactured predominantly in the United States, and are sold to retail department stores and specialty chains and stores throughout North America. The Company's apparel is distinguished by its fashionable look, youthful style and quality workmanship.

    The Company was incorporated in California in 1982. Its principal executive offices are located at 1380 West Washington Boulevard, Los Angeles, California 90007, and its telephone number at that address is (213) 765-7800.

SALE TRANSACTION

    On June 4, 1996, Georges Marciano and affiliates sold to Guy Anthome 3,515,000 shares of common stock at a purchase price of $0.01 per share. Mr. Marciano resigned as a director and Chairman of the Board and agreed to cancel the option and warrant issued in his favor. Mr. Anthome agreed to become Chairman of the Board and Chief Executive Officer. This transaction is known herein as the Sale Transaction.

BUSINESS STRATEGY

    Prior to the Sale Transaction, the Company licensed a number of trademarks and designs (including the GM SURF and MISFITS brands) from Marble Sportswear, Inc., a company controlled by Mr. Marciano. These licenses were terminated on May 1, 1996. Upon the close of the Sale Transaction, the Company reformulated its design and merchandising strategy. The Company's strategy now is to increase sales by reintroducing the YES-Registered Trademark- label into the junior market, by shifting its product focus from shirts, pants, shorts, vests, T-shirts and sweatshirts made principally with denim and knit/woven cotton, to production of dresses, skirts, pants, jackets and tank tops made primarily with cotton/spandex knits and cotton jersey.

APPAREL AND APPAREL DESIGN

    The Company offers clothing for the women's "junior" market and young men's markets. The Company's business is generally divided among five retail selling seasons: Spring, Summer, Fall, Back-to-School, and Holiday. For each selling season, the Company introduces a separate apparel collection each year. Seasonal factors can cause some variance in production and sales levels among fiscal quarters in any fiscal year, but the Company does not regard its overall business as highly seasonal.

    JUNIOR'S. The Company's clothing for the "junior" market incorporates current styles, fabrics and colors with a look that is designed to appeal to a broad cross-section of young women. Clothing for the junior market is characterized by sizes tailored for youthful figured women. Prior to the Sale Transaction, the Company used primarily denim and, to a lesser degree, twill, for shirts, pants, shorts, vests, jackets and dresses and knit and woven cotton for T-shirts, sweatshirts and other types of shirts. Following the Sale Transaction, the Company returned to using classic junior fabrics, primarily cotton and spandex knit, cotton jersey and denim, in the production of dresses, skirts, pants, tank tops and jackets. The Company had previously sought to diversify by licensing branded lines of apparel, such as AUDIENCE and INTO REALITY. The AUDIENCE license was terminated by the Company on April 11, 1997, and the INTO REALITY license was terminated effective as of July 31, 1997.

    YOUNG MEN'S. The company markets casual apparel for young men under the BODY GLOVE label. The young men's line, with its distinctive and contemporary look, uses corduroy, cotton and rayon twill and nylon in the production of T-shirts, sweatshirts, shirts, shorts and pants. The Company terminated its BODY GLOVE license on May 9, 1997.

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

    The lead time to fill new orders placed by the Company with its manufacturing contractors generally ranges from three to six weeks for domestically produced garments. The Company generally schedules the manufacture of apparel based on orders received to reduce the risk of obsolescence of its garment inventory. The Company continuously monitors for obsolete and damaged inventory. Such inventory is usually sold to customers who specialize in merchandising off-price clothing.

    The Company has long-standing relationships with its cutting contractors and many of its sewing production contractors but does not have written agreements with any of its contractors. For its domestically produced garments, the Company currently utilizes two cutting contractors and approximately seven sewing contractors (all of whom are located in the Los Angeles area).

    The Company believes that its relationships with its cutting and sewing contractors are satisfactory. The Company does not believe that the loss of any contractor would have a material adverse effect on the Company's operations as there are a number of domestic and foreign cutting and sewing contractors who can manufacture the Company's garments.

    FABRICS. The fabrics primarily used by the Company are novelty nylon/spandex, cotton/spandex and stretch laces, all of which are purchased domestically.

    The Company believes that during the fiscal year ended March 31, 1997, its total (100%) expenditures for fabrics used in its domestically produced garments were paid to suppliers located in the United States. For the fiscal year ended March 31, 1997, approximately 6% of the Company's expenditures for domestically purchased fabrics was accounted for by its largest domestic fabric supplier, approximately 21% of such expenditures was accounted for by the Company's four largest domestic suppliers and approximately 35% of such expenditures was accounted for by the Company's ten largest domestic suppliers.

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

SALES AND MARKETING

    The Company sells its apparel throughout the United States and to a lesser extent in Mexico and Canada. Its customers are retail department stores, specialty chains and specialty stores. For the fiscal year ended March 31, 1997, the Company sold its apparel to over two hundred retailing customers. Approximately 98% of sales were made to the Company's one hundred largest customers.

    Sales of the Company's garments are made through independent sales organizations and directly by the Company's sales staff. The Company maintains showrooms in New York City and Los Angeles for women's and men's apparel. The Company also engages the services of independent sales organizations in Los Angeles, New York and Miami which operate showrooms displaying the Company's products. Sales representatives at each showroom are responsible for marketing the Company's apparel within an assigned territory. Each sales representative meets with customers in the showroom, makes sales calls to customers and represents the Company at trade shows within the assigned territory. The sales organizations are retained on a non-exclusive basis. The Company's independent sales organizations are compensated on a commission basis on terms consistent with industry practice. The Company does not sell its garments on consignment.

    The Company's backlog consists of purchase orders that have been received but not shipped, and amounted to approximately $650,000, $1,100,000 and $3,200,000 as of June 20, 1997, June 20, 1996 and June 20, 1995, respectively.
The Company expects to ship all of the orders comprising the backlog prior to September 30, 1997.

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

ADVERTISING AND PROMOTION

    The Company's advertising strategy is to promote an image associated with a fashionable look and youthful style and to promote the YES Clothing Co.-Registered Trademark- brands. The Company did not advertise extensively in 1997 and does not anticipate increasing its advertising budget in 1998. The Company had no cooperative advertising program for its retailers although it did, with advance approval, reimburse its customers for advertising the Company's products. The Company's expenditures for advertising and promotion were approximately $6,000 during fiscal 1997 (0.2% of net sales), $155,000 during fiscal 1996 (2.0% of net sales) and $442,000 during fiscal 1995 (1.5% of net sales).

BRANDS AND TRADEMARKS

    The Company's principal trademarks, YES Clothing Co.-Registered Trademark-, YES-Registered Trademark-, YES Men-Registered Trademark-, YES
Kids-Registered Trademark- and YES Jeans-Registered Trademark- are registered with the United States Patent and Trademark Office. The Company also has registered or has trademark applications pending, for these trademarks in other countries. The Company believes that these trademarks have significant value in the marketing of its apparel. There are other companies in the apparel and apparel-related industries that incorporate the word "yes" in their trademarks, and there can be no assurance that these or future trademarks which may be granted will not diminish the value of the Company's "YES Clothing Co.-Registered Trademark-" or "YES-Registered Trademark-" trademarks.

    Guess Inc. previously filed oppositions and cancellations to certain of the Company's trademarks, and has since withdrawn the same.

COMPETITION

    The segments of the apparel industry in which the Company competes are highly fragmented. The Company competes with numerous other apparel manufacturers, which vary in size and in the products they design and manufacture. In addition, department stores, including some of the Company's customers, sell competing apparel under their own labels. Many of the Company's competitors are larger and have greater financial resources than the Company.

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

EMPLOYEES

    As of March 31, 1997, the Company employed thirty-nine persons. None of the Company's employees are represented by a labor union. The Company considers its relations with employees to be satisfactory.

ENVIRONMENTAL REGULATION

    The cost and effect of complying with environmental regulations are not material due to the nature of the Company's business.

ITEM 2.  PROPERTIES

    Effective May 1, 1992, the Company's executive offices, merchandising, production, shipping and warehousing facilities became located in a facility in Los Angeles totaling approximately 75,000 square feet. This real property is occupied pursuant to a lease originally due to expire in May 1997, and later amended to expire upon the earlier occurrence of either the expiration of sixty days' written notice of the sale of the building, or December 31, 1997. The Company also leases the following showrooms pursuant to leases expiring as indicated: Los Angeles (November 2001) and New York City (December 1999). Management expects that in the normal course of business, such leases will be renewed or replaced by other leases. The Company believes its current facilities are generally in good operating condition and are suitable and adequate for its foreseeable needs. The Company does not believe the loss of any of these facilities would have a material adverse effect on its operations as equivalent facilities are readily available. In January 1997, the Company ceased operating its Outlet Store located in Park City, Utah.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any legal proceedings the outcome of which could have a material effect on the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of fiscal year 1997 to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Company's common stock began trading on the Over-the-Counter (OTC) Bulletin Board on September 23, 1996, after the Company was delisted from the NASDAQ SmallCap Market on September 20, 1996. The Company's stock trades under the symbol YSCO. The following table sets forth the range of high and low sales prices of the common stock, as reported by NASDAQ for each quarterly period during the past three fiscal years:

MARKET PRICES

                                                                                             QUARTERS ENDING
                                                                            --------------------------------------------------
                                                                             MARCH 31      DEC. 31     SEPT. 30      JUNE 30
                                                                            -----------  -----------  -----------  -----------
Fiscal 1997
  Low.....................................................................   $    0.07    $    0.07    $    0.38    $    0.75
  High....................................................................        0.13         0.62         1.50         2.13
Fiscal 1996
  Low.....................................................................   $    1.06    $    1.13    $    2.50    $    1.00
  High....................................................................        2.38         3.13         4.88         8.75
Fiscal 1995
  Low.....................................................................   $    3.25    $    1.75    $    1.37    $    1.12
  High....................................................................       10.50         4.12         3.00         1.75

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK SECURITIES

    The Company had approximately 51 holders of record of Common stock as of March 31, 1997.

DIVIDENDS

    The Company has never paid cash dividends on its common equity. The Company is not restricted from making any cash dividend payments under its current credit agreement with its factor. However, the Company intends to retain any earnings within the Company for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data of the Company as of and for each of the five years in the period ended March 31, 1997, are derived from the audited Financial Statements of the Company and should be read in conjunction with such Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                             (000'S OMITTED)
                                                                           YEAR ENDED MARCH 31
                                                        ----------------------------------------------------------
                                                           1997        1996        1995        1994        1993
                                                        ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA
  Net Sales...........................................  $    3,416  $    7,551  $   28,580  $   27,883  $   37,940
  Gross profit........................................         471      (1,519)      3,370       3,673       8,052
  Income (loss) before income taxes...................      (2,656)     (7,835)     (4,652)     (2,784)     (1,430)
  Net income (loss)...................................      (1,685)     (7,835)     (4,652)     (2,934)       (998)
  Earnings (loss) per share...........................       (0.24)      (1.28)      (1.22)      (0.77)      (0.26)
  Dividends per share.................................      --          --          --          --          --
  Weighted average number of shares used in
    computation (a)...................................       7,036       6,144       3,821       3,821       3,821

BALANCE SHEET DATA
  Inventory...........................................         644       1,398       2,158       3,213       3,243
  Working capital.....................................      (1,804)     (3,233)        866       5,250       8,171
  Long-term liabilities...............................      --          --             657         171         214
  Total assets........................................       1,459       2,652       4,630       9,077      12,784
  Total liabilities...................................       2,649       4,892       3,095       2,805       3,578
  Shareholders' equity................................      (1,190)     (2,240)      1,535       6,272       9,206

------------------------

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

                           PERCENTAGE OF NET
                                 SALES
                          YEAR ENDED MARCH 31,
                          --------------------
                          1997    1996   1995
                          -----  ------  -----
Net sales...............  100.0   100.0  100.0
Cost of sales...........   86.2   120.0   88.2
                          -----  ------  -----
Gross profit/(loss).....   13.8   (20.0)  11.8
Commission income.......    0.0     0.4    1.3
Royalty income..........    0.0     0.0    0.2
                          -----  ------  -----
Gross operating
  income/(loss).........   13.8   (19.6)  13.3
Selling, general and
  administrative
  expenses..............   88.9    80.0   27.9
                          -----  ------  -----
Loss from operations....  (75.1)  (99.6) (14.6)
Other
  income--insurance.....    0.0     0.0    0.2
Other expense...........   (4.2)   (4.1)  (0.9)
License reacquisition...    0.0     0.0   (1.0)
Gain on sale of
  assets................    1.6     0.0    0.0
                          -----  ------  -----
Loss before income taxes
  (benefit).............  (77.7) (103.7) (16.3)
Income taxes
  (benefit).............  (28.4)    0.0    0.0
                          -----  ------  -----
Net loss................  (49.3)% (103.7)% (16.3)%
                          -----  ------  -----
                          -----  ------  -----

FISCAL YEARS 1997, 1996 AND 1995

    NET SALES decreased by $4,135,000 (54.8%) to $3,416,000 in fiscal 1997 as a result of the lag caused by the Company's reintroduction of the YES-Registered Trademark- label into the junior market.

    In fiscal 1996, net sales decreased by $21,029,000 (73.5%) to $7,551,000 due to a lack of market acceptance of the Company's then marketing and design direction.

    GROSS PROFIT as a percentage of net sales increased to 13.8% in fiscal 1997 from (20.0)% in fiscal 1996 as a result of controls on manufacturing costs and design and production overhead. Gross profit as a percentage of net sales decreased significantly to (20.0)% in fiscal 1996 from 11.8% in fiscal 1995 due to a number of factors, including decreased sales volume, increased materials costs and markdown of inventory as a result of poor sales and an excessive inventory level.

    The Company had no COMMISSION INCOME in fiscal 1997. In fiscal 1996, commission income decreased by $352,000 (91.9%) to $31,000 from $383,000 in fiscal 1995, due to the discontinuation of commission transactions. Commission income is generated from shipments of goods manufactured in the Orient to domestic and overseas customers.

    The Company had no ROYALTY INCOME in fiscal 1997 or fiscal 1996. Royalty income decreased by $9,000 to $51,000 in fiscal 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") decreased to $3,039,000 in fiscal 1997 from $6,039,000 in fiscal 1996, which represented 88.9% and 80.0% of net sales, respectively. (When commission and royalty income is added to net sales, the percentage of SG&A is reduced to 88.9% and 79.6%, respectively).

    The main factors reducing SG&A in fiscal 1997 were as follows:

     1) Payroll and payroll tax decreased to $1,804,000 in fiscal 1997 from $2,928,000 in fiscal 1996 due to a reduction in the number of employees.

     2) Rent and insurance expense decreased to $545,000 in fiscal 1997 from $1,099,000 in fiscal 1996 due to renegotiation of Company leases and a reduction in insurance rates and coverages.

     3) Advertising and travel expenses were reduced to $78,000 in fiscal 1997 from $351,000 in fiscal 1996 in order to conserve working capital.

     4) Legal, accounting and professional fees decreased to $227,000 in fiscal 1997 from $653,000 in fiscal 1996 primarily due to a reduction in trademark, legal, public relations and accounting fees.

    SG&A expenses decreased to $6,039,000 in fiscal 1996 from $7,972,000 in fiscal 1995 primarily due to decreases in insurance, advertising, travel, payroll, payroll tax and profit sharing expenses.

    INTEREST INCOME increased to $12,000 in fiscal 1997 from $1,000 in fiscal 1996, and decreased to $1,000 in fiscal 1996 from $3,000 in fiscal 1995.

    INTEREST EXPENSE decreased to $183,000 in fiscal 1997 from $284,000 in fiscal 1996 due to reduced working capital requirements and borrowings from the Company's factor. Interest expense increased to $284,000 in fiscal 1996 from $255,000 in fiscal 1995 due to increased borrowings from the factor.

    INCOME TAXES in fiscal 1997 includes a valuation allowance of $5,845,000 which is equal to 100% of the net deferred tax asset. This valuation allowance is considered appropriate since the Company cannot conclude that it is more likely than not that the net deferred tax asset will be realized.

CAPITAL RESOURCES AND LIQUIDITY

    The Company entered into a factoring agreement with Republic Factors and a letter of credit facility with Republic National Bank of New York on May 15, 1994 (the "financing bank") effective through March 31, 1998, and which are renewable annually thereafter. The agreements are non-recourse (in other words, the factor purchases the Company's accounts receivable that it has preapproved, without recourse, except in cases where there are merchandise disputes in the normal course of business).

    Under the factoring agreement, the Company sells substantially all of its trade accounts receivable, without recourse, and may request advances on the net sales factored at any time before their maturity date. The factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company and receives a commission on purchased net receivables. Prior to June 5, 1997, the factor advanced up to 80% of the Company's net sales, for which the factor received a commission of 0.75% of total invoices factored.

    On June 5, 1997, the Company and the factor amended the factoring agreement, raising to 2.0% the commission payable to the factor, and also entered into a supplemental security agreement whereby the factor was granted a security interest in all of the Company's inventory and receivables (both factored and unfactored). This security interest is evidenced by a financing statement which was recorded pursuant to the California Uniform Commercial Code. The factor also agreed, on June 5, 1997, to increase to 100% of the Company's net sales the amount of the advances the Company may request from the factor.

    Under the letter of credit facility, the financing bank provides a credit line for letters of credit, ledger debt and factor guaranties up to the amount of the advance rate provided under the factoring agreement. There were no letters of credit outstanding as of either March 31, 1997 or March 31, 1996.

    The agreements are collateralized by all of the Company's accounts receivable and inventory. The Company or the factor may terminate the factoring agreement on the anniversary date of the agreement with at least 60 days' prior written notice.

    On June 4, 1996, as part of the Sale Transaction, Mr. Marciano, through an affiliated company, agreed to advance to the Company $3,100,000 to pay off liabilities associated with three $1,000,000 letters of credit issued on behalf of the Company in favor of Republic Factors and to purchase certain assets approximating $1,463,000 in value. Mr. Marciano also agreed to cancel debts owed to him and his affiliates by the Company totaling $2,767,000 in exchange for a payment of $250,000 on June 4, 1996 and a note payable of $250,000 due on January 31, 1997. The principal amounts of both of the foregoing notes have been paid by the Company.

    In June 1996, the Company entered into an agreement with Imperial Bank which supplied the Company with a $1,200,000 credit facility secured by a standby letter of credit provided by an unaffiliated third party. The referenced credit facility will be paid off and extinguished upon negotiation of the letter of credit by Imperial Bank. The Company and the unaffiliated third party are currently negotiating the terms of a replacement obligation.

    As of March 31, 1997, the Company had a net working capital deficit of $1,804,000, as compared to a deficit of $3,233,000 as of March 31, 1996. The Company's current ratio was (0.3) as of both March 31, 1997, and March 31, 1996. The increase in working capital is primarily due to the reduction in operating losses in fiscal 1997. The factoring position had a positive balance of $49,000 as of March 31, 1997, as compared to a net overadvance of $3,232,000 as of March 31, 1996. This change in the factoring position is due to decreased borrowings as a result of decreased working capital requirements.

    Inventories at March 31, 1997 were $644,000 as compared to $1,398,000 at March 31, 1996, a decrease of $754,000. The decrease in inventory levels is consistent with the reduced open order backlog.

    The Company filed for and received, on November 20, 1996, a federal income tax refund of $971,000. On April 15, 1997, the Internal Revenue Service notified the Company that it would audit the Company's net operating loss carryback claim for fiscal 1996. The audit is still pending.

    The Company has funded its business activities principally from factor advances, the referenced tax refund and the Imperial Bank credit facility. The Company believes that the financial sources available to it will not provide sufficient resources to finance the Company's currently anticipated working capital needs and capital expenditures beyond the end of the summer of 1997. The Company will require additional borrowings and infusions of capital to avoid a negative impact on the Company's continued future operations after that time period.

    The Company has continued to cut its payroll and reduce its operating costs. Notwithstanding the foregoing measures, the Company anticipates that it will not be profitable for the fiscal year ending March 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Yes Clothing Co.

    We have audited the accompanying balance sheet of Yes Clothing Co. as of March 31, 1997 and the related statements of operations, changes in shareholders' deficit and cash flows for the year then ended. We have also audited the financial statement schedule for the year ended March 31, 1997, listed under item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yes Clothing Co. as of March 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. In our opinion, the schedule for the year ended March 31, 1997 presents fairly, in all material respects, the information set forth therein.

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

Grobstein, Horwath & Company LLP

GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California

June 2, 1997 (except for Note 14

which is as of June 5, 1997)

                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Yes Clothing Co.

    We have audited the accompanying balance sheet of Yes Clothing Co. as of March 31, 1996 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended March 31, 1996 and 1995. We have also audited the financial statement schedule for the years ended March 31, 1996 and 1995, listed under item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yes Clothing Co. as of March 31, 1996, and the results of its operations and its cash flows for the years ended March 31, 1996 and 1995, in conformity with generally accepted accounting principles. In our opinion, the schedule for the year ended March 31, 1996 and 1995 presents fairly, in all material respects, the information set forth therein.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses, has a deficit of working capital and tangible net worth, and other adverse financial indicators. These conditions raise substantial doubt about its ability to continue as a going concern. Management(9)s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MOSS ADAMS LLP

Los Angeles, California

May 30, 1996 (except for Note 12,

as to which the date is June 4, 1996)

                                YES CLOTHING CO.
                                 BALANCE SHEETS
                            MARCH 31, 1997 AND 1996

                                                                                         1997            1996
                                                                                    --------------  --------------
                                                      ASSETS
CURRENT ASSETS
  Cash............................................................................  $       80,000  $      103,000
  Due from factor                                                                           49,000        --
  Accounts receivable, non-factored--net..........................................           1,000           1,000
  Due from officers                                                                          4,000        --
  Other receivables...............................................................           7,000           2,000
  Inventories.....................................................................         644,000       1,398,000
  Prepaid expenses................................................................          34,000          94,000
                                                                                    --------------  --------------
Total Current Assets..............................................................         819,000       1,598,000
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation and
  amortization....................................................................         447,000         978,000
DUE FROM OFFICERS, net of current portion                                                  120,000        --
OTHER ASSETS......................................................................          73,000          76,000
                                                                                    --------------  --------------
TOTAL ASSETS......................................................................  $    1,459,000  $    2,652,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Due to factor...................................................................  $     --        $    3,232,000
  Note payable to bank............................................................       1,175,000        --
  Accounts payable................................................................         954,000         881,000
  Accrued expenses................................................................         345,000         292,000
  Contracts payable...............................................................          84,000          57,000
  Due to related party............................................................          65,000         369,000
                                                                                    --------------  --------------
Total Current Liabilities.........................................................       2,623,000       4,831,000
                                                                                    --------------  --------------
CONTRACTS PAYABLE, net of current portion.........................................          26,000          61,000
                                                                                    --------------  --------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
  Preferred stock, no par; 2,000,000 shares authorized;
    no shares issued..............................................................        --              --
  Common stock, no par; 20,000,000 shares authorized;
    7,036,000 shares issued and outstanding.......................................      11,308,000       8,573,000
  Accumulated deficit.............................................................     (12,498,000)    (10,813,000)
                                                                                    --------------  --------------
Total Shareholders' Deficit.......................................................      (1,190,000)     (2,240,000)
                                                                                    --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.......................................  $    1,459,000  $    2,652,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

See accompanying reports of certified public accountants and notes to financial statements.

                                YES CLOTHING CO.
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
NET SALES............................................................  $   3,416,000  $   7,551,000  $  28,580,000
COST OF SALES........................................................      2,945,000      9,070,000     25,210,000
                                                                       -------------  -------------  -------------
  Gross profit (loss)................................................        471,000     (1,519,000)     3,370,000
COMMISSION INCOME....................................................       --               31,000        383,000
ROYALTY INCOME.......................................................       --             --               51,000
                                                                       -------------  -------------  -------------
  Operating income (loss)............................................        471,000     (1,488,000)     3,804,000
                                                                       -------------  -------------  -------------
OPERATING EXPENSES
  Selling............................................................        655,000      1,894,000      3,345,000
  General and administrative.........................................      2,384,000      4,145,000      4,627,000
                                                                       -------------  -------------  -------------
                                                                           3,039,000      6,039,000      7,972,000
                                                                       -------------  -------------  -------------
  Loss from operations...............................................     (2,568,000)    (7,527,000)    (4,168,000)
                                                                       -------------  -------------  -------------
OTHER INCOME (EXPENSE)
  Interest expense...................................................       (183,000)      (285,000)      (258,000)
  Interest income....................................................         12,000          1,000          3,000
  License acquisition................................................       --             --             (295,000)
  Gain on sale of assets.............................................         54,000       --             --
  Other..............................................................         29,000        (24,000)        66,000
                                                                       -------------  -------------  -------------
                                                                             (88,000)      (308,000)      (484,000)
                                                                       -------------  -------------  -------------
LOSS BEFORE INCOME TAXES.............................................     (2,656,000)    (7,835,000)    (4,652,000)
INCOME TAX BENEFIT...................................................        971,000       --             --
                                                                       -------------  -------------  -------------
NET LOSS.............................................................  $  (1,685,000) $  (7,835,000) $  (4,652,000)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
NET LOSS PER SHARE...................................................  $        (.24) $       (1.28) $       (1.22)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING........................      7,036,000      6,144,000      3,821,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

See accompanying reports of certified public accountants and notes to financial statments.

                                YES CLOTHING CO.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                              COMMON STOCK            RETAINED
                                                        -------------------------     EARNINGS
                                                          SHARES       AMOUNT        (DEFICIT)         TOTAL
                                                        ----------  -------------  --------------  -------------

BALANCE, March 31, 1994...............................   3,821,000  $   4,598,000  $    1,674,000  $   6,272,000

  Repurchase of stock options.........................      --           (330,000)       --             (330,000)

  Capital contribution................................      --            245,000        --              245,000

  Net loss............................................      --           --            (4,652,000)    (4,652,000)
                                                        ----------  -------------  --------------  -------------

BALANCE, March 31, 1995...............................   3,821,000      4,513,000      (2,978,000)     1,535,000

  Exercise of stock options...........................      30,000         80,000        --               80,000

  Capital contribution................................   3,185,000      3,980,000        --            3,980,000

  Net loss............................................      --           --            (7,835,000)    (7,835,000)
                                                        ----------  -------------  --------------  -------------

BALANCE, March 31, 1996...............................   7,036,000      8,573,000     (10,813,000)    (2,240,000)

  Capital contribution................................      --          2,735,000        --            2,735,000

  Net loss............................................      --           --            (1,685,000)    (1,685,000)
                                                        ----------  -------------  --------------  -------------

BALANCE, March 31, 1997...............................   7,036,000  $  11,308,000  $  (12,498,000) $  (1,190,000)
                                                        ----------  -------------  --------------  -------------
                                                        ----------  -------------  --------------  -------------

See accompanying reports of certified public accountants and notes to financial statements.

                                YES CLOTHING CO.

                            STATEMENTS OF CASH FLOWS

                         MARCH 31, 1997, 1996 AND 1995

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss...........................................................  $  (1,685,000) $  (7,835,000) $  (4,652,000)
  Reconciliation of net loss to net cash
    flows used in operating activities:
    Depreciation and amortization....................................        329,000        504,000        341,000
    Increase (decrease) in credits due customers
      and allowance for doubtful accounts............................       (219,000)      (258,000)       364,000
    Gain on sale of property and equipment...........................        (54,000)      --             --
    Increase (decrease) in cash due to changes
      in operating assets and liabilities:
      Due from factor................................................       (150,000)     3,748,000       (887,000)
      Accounts receivable............................................         46,000        339,000         77,000
      Other receivables..............................................         (5,000)       147,000        413,000
      Inventories....................................................        754,000        761,000      1,055,000
      Prepaid expenses...............................................         61,000        (11,000)        23,000
      Accounts payable...............................................         73,000     (1,264,000)      (161,000)
      Accrued expenses...............................................         53,000         49,000        (41,000)
                                                                       -------------  -------------  -------------

NET CASH USED IN OPERATING ACTIVITIES................................       (797,000)    (3,820,000)    (3,468,000)
                                                                       -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Due from officers..................................................       (124,000)      --             --
  Proceeds from sale of property and equipment.......................        317,000       --             --
  Purchases of property and equipment................................        (62,000)      (441,000)      (276,000)
  Decrease in other assets...........................................          3,000          1,000         10,000
                                                                       -------------  -------------  -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..................        134,000       (440,000)      (266,000)
                                                                       -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from factor, net..........................................     (2,958,000)       291,000      3,116,000
  Note payable to bank...............................................      1,175,000       --             --
  Payments on contracts payable......................................         (8,000)       (52,000)       (47,000)
  Borrowing (repayment) from/to related party........................       (304,000)      (168,000)       538,000
  Contribution to capital............................................      2,735,000      3,980,000        245,000
  Exercise (repurchase) of stock options.............................       --               80,000       (330,000)
                                                                       -------------  -------------  -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES............................        640,000      4,131,000      3,522,000
                                                                       -------------  -------------  -------------

NET DECREASE IN CASH.................................................        (23,000)      (129,000)      (212,000)
CASH BALANCE
  Beginning of year..................................................        103,000        232,000        444,000
                                                                       -------------  -------------  -------------
  End of year........................................................  $      80,000  $     103,000  $     232,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
    Interest.........................................................  $     183,000  $     284,000  $     255,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
    Income taxes.....................................................  $    --        $    --        $    --
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    See accompanying reports of certified public accountants and notes to financial statements.

                                YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1997 AND 1996

NOTE 1--ORGANIZATION AND FINANCIAL CONDITION

    ORGANIZATION--Yes Clothing Co. (the "Company") was incorporated on July 1, 1982, in the State of California. The Company designs, manufactures and markets a diversified line of apparel primarily for women and young men. The Company sells its garments throughout the United States and Canada to retail department stores, specialty chains and specialty stores.

    The Company also arranged for the manufacture, in the Orient, of certain of its styles, which are shipped directly from the manufacturer to customers in the United States, Europe and Japan. The Company received a percentage of the sales price charged by the manufacturer and recognized this amount as commission income in the accompanying statements of operations. Subsequent to the acquisition transaction described below, the Company discontinued these commission transactions.

    In January 1995, control of the Company changed when its two principal shareholders sold all of their shares, amounting to approximately 80% of the Company's outstanding stock, to affiliates of an individual. This transaction is herein referred to as the "Acquisition Transaction" and the collective new majority interest as the "Principal Shareholder." At the date of the "Acquisition Transaction," the principal shareholder held approximately 88% of the Company's outstanding stock.

    In June 1996, the Company's principal shareholder sold approximately 50% of the Company's outstanding shares to an individual who has assumed the position of Chairman and Chief Executive Officer of the Company. This transaction is herein referred to as the "Sale Transaction," and is discussed in Note 12.

    FINANCIAL CONDITION--The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced operating and net losses each year since 1992. The operating results for the three months ended June 30, 1997 are anticipated to reflect continued net losses.

    Under new management, the Company has made significant reductions in payroll and operating expenses while increasing its gross margin. The Company has the following plans to return to profitability and continue as a going concern:

    - Actively seek additional equity funding.

    - Increase sales by focusing the Company's marketing on the "YES" brand label.

    - Increase gross margin through the use of controls on manufacturing costs and design and production overhead.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INVENTORIES--Inventories are stated at the lower of cost (first-in, first-out basis) or market.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization of property and equipment are provided principally by the straight-line method over the following estimated useful lives:

Furniture and fixtures........................................      5 years
Machinery and equipment.......................................     10 years
                                                                    Life of
Leasehold improvements........................................        lease

                                YES CLOTHING CO.

                            MARCH 31, 1997 AND 1996

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Based upon management's assessment, the carrying values of property and equipment at March 31, 1997 was not impaired.

    INCOME TAXES--Income taxes are accounted for using an asset and liability approach. Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Income taxes are further explained in Note 11.

    LOSS PER SHARE--Loss per share is based on the weighted average number of shares of common stock outstanding during each period. Stock options have not been considered in the loss per share calculations since the effect would be antidilutive.

    The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This standard will become effective for the quarter ending December 31, 1997, with earlier application not permitted. Management believes the effect of the new accounting standard will not be significant.

    STATEMENT OF CASH FLOWS--For purposes of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    FINANCIAL INSTRUMENTS AND RISK CONCENTRATION--Financial instruments include cash, receivables and debt instruments. The Company considers the carrying amounts in the financial statements to approximate fair value for these financial instruments and their expected realization.

    Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable. Concentrations of credit risk with respect to receivables are limited due to the use of a factor.

    USE OF ESTIMATES--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    STOCK-BASED COMPENSATION--The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This standard is effective for the year ended March 31, 1997. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under the prior accounting standard, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock.

    The new standard allows the Company to continue to account for stock-based compensation under the prior standard, with disclosure of the effects of the new standard, or adopt a fair value based method of accounting. The Company has determined to continue to account for stock-based compensation under the prior standard, as management believes the effect of the new accounting standard will not be significant.

NOTE 3--TRANSACTIONS WITH FACTOR AND BANK BORROWINGS (ALSO SEE NOTE 14)

    The Company has an agreement with a factor through March 1998. Under the factoring agreement, the Company sells substantially all of its trade accounts receivable, without recourse, and may request

                                YES CLOTHING CO.

                            MARCH 31, 1997 AND 1996

NOTE 3--TRANSACTIONS WITH FACTOR AND BANK BORROWINGS (ALSO SEE NOTE 14) (CONTINUED) advances, up to 80%, on the net sales factored at any time before their maturity date. The factor charges a commission on the net sales factored and interest on advances at prime plus a negotiated rate. The agreement is collateralized by accounts receivable and inventory imported under letters of credit. Included in accounts payable at March 31, 1997 is $95,000 due to the factor for raw materials purchases. There are no outstanding open letters of credit at March 31, 1997.

    Due to/from factor consists of the following:

                                                                       1997          1996
                                                                    -----------  -------------
Unmatured receivables
  Without recourse................................................  $   759,000  $     561,000
  With recourse...................................................       51,000         99,000
                                                                    -----------  -------------
                                                                        810,000        660,000
Advances..........................................................     (448,000)    (3,406,000)
Open credits......................................................     (313,000)      (486,000)
                                                                    -----------  -------------
                                                                    $    49,000  $  (3,232,000)
                                                                    -----------  -------------
                                                                    -----------  -------------

    During the year ended March 31, 1997, the maximum amount of factor advances outstanding was approximately $3,488,000. The average advances based upon month-end balances was approximately $659,000. The average cost of borrowing, which includes factoring commissions and interest, was approximately 10.2% during 1997.

    The Company also has a credit facility with a bank, consisting of a $1,200,000 note payable secured by a standby letter of credit provided by RSH Marketing, a major customer. This note bears interest at the prime rate plus 1.5% per annum (10% at March 31, 1997), and is due in June 1997 (see Note 14).

NOTE 4--DUE FROM OFFICERS

    Due from officers consists of the following:

Unsecured note receivable bearing interest at 8% per annum, unpaid principal due in June 2001......................................  $  98,000
Unsecured note receivable bearing interest at 8% per annum, with monthly principal and interest payments of $500 through July
  2002............................................................     26,000
                                                                    ---------
                                                                    $ 124,000
                                                                    ---------
                                                                    ---------

NOTE 5--INVENTORIES

                                                                         1997         1996
                                                                      ----------  ------------
Raw materials.......................................................  $  176,000  $    401,000
Work-in-progress....................................................     277,000        82,000
Finished goods......................................................     191,000       915,000
                                                                      ----------  ------------
                                                                      $  644,000  $  1,398,000
                                                                      ----------  ------------
                                                                      ----------  ------------

                                YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6--PROPERTY AND EQUIPMENT

                                                                      1997           1996
                                                                  -------------  -------------
Furniture and fixtures..........................................  $     207,000  $     427,000
Machinery and equipment.........................................      1,364,000      1,400,000
Leasehold improvements..........................................        950,000        950,000
                                                                  -------------  -------------
                                                                      2,521,000      2,777,000
Less accumulated depreciation and amortization..................     (2,074,000)    (1,799,000)
                                                                  -------------  -------------
                                                                  $     447,000  $     978,000
                                                                  -------------  -------------
                                                                  -------------  -------------

NOTE 7--CONTRACTS PAYABLE

    The Company has acquired equipment under capital leases and purchase contracts which expire on various dates through August 2000. The remaining obligations under these capital leases and purchase contracts for future years ended March 31 are as follows:

1998..............................................................  $  87,000
1999..............................................................     16,000
2000..............................................................     10,000
2001..............................................................      3,000
                                                                    ---------
                                                                      116,000
Amount representing interest......................................     (6,000)
                                                                    ---------
Present value of minimum lease payments...........................    110,000

Less current portion..............................................    (84,000)
                                                                    ---------
Long-term portion.................................................  $  26,000
                                                                    ---------
                                                                    ---------

    Equipment under capital leases and related accumulated depreciation as of March 31, 1997 amounts to $279,000 and $171,000, respectively.

NOTE 8--DUE TO RELATED PARTY

    A $369,000 unsecured note payable to the principal shareholder bears interest at the lesser of 8% or the prime rate of interest less 1%. This note was terminated in connection with the Sale Transaction described in Note 12. A new note was created in the amount of $500,000 bearing interest at 8% per annum. The interest rate increased to 10% per annum as the note was not paid by its maturity date of January 31, 1997. The $65,000 balance as of March 31, 1997 was paid in April 1997.

NOTE 9--MAJOR CUSTOMERS

    Customers comprising 10% or greater of the Company's net sales are summarized as follows:

                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
GO USA Streetware, Inc..................................................         29%       4.1%    --
RSH Marketing...........................................................         22%    --         --

                                YES CLOTHING CO.

NOTE 10--COMMITMENTS AND CONTINGENCIES

    The Company leases its office, warehouse and showrooms under various operating leases expiring through November 2001. The Company subleases a portion of its warehouse facilities on a month to month basis through the term of the Company's lease. Minimum payments under noncancelable operating leases for future years ending March 31 are as follows:

1998..............................................................  $ 129,000
1999..............................................................     53,000
2000..............................................................     41,000
2001..............................................................     14,000
2002..............................................................     10,000
                                                                    ---------
                                                                    $ 247,000
                                                                    ---------
                                                                    ---------

    Rent expense for the years ended March 31, 1997, 1996 and 1995 was approximately $364,000 (net of $66,000 sublease income), $656,000 (net of $96,000 of sublease income), and $609,000, respectively.

    During the year ended March 31, 1997, the Company entered into several royalty agreements with apparel companies for the use of their brand names. Royalty rates range from 3% - 9% of net sales with one agreement requiring a minimum monthly royalty payment of $30,000. Subsequent to March 31, 1997, the agreement requiring the minimum monthly royalty payment was terminated. Based on the termination agreement, the Company is committed to pay a minimum royalty payment of $30,000 for each of the four months ending July 31, 1997.

    The Company has been named as a defendant in lawsuits incident to the ordinary course of business. Management believes that the probable outcome of these contingencies will not have a material effect on the Company's financial position or results of operations.

NOTE 11--INCOME TAXES

    Income taxes are summarized as follows:

                                                            1997         1996         1995
                                                         -----------  -----------  -----------
Currently payable
  Federal benefit (Note 14)............................  $  (971,000) $   --       $   --
  State................................................      --           --           --
                                                         -----------  -----------  -----------
                                                            (971,000)     --           --
                                                         -----------  -----------  -----------
Deferred
  Federal..............................................      --           --           --
                                                         -----------  -----------  -----------
                                                         $  (971,000) $   --       $   --
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

    The primary difference between the income tax benefit or expense computed at the U.S. statutory corporate income tax rate and the effective income tax rate is due to the limitations on the utilization of net operating losses and the valuation allowance established due to the uncertainty of realization of a future tax benefit.

                                YES CLOTHING CO.

NOTE 11--INCOME TAXES (CONTINUED)
    Deferred income taxes arise from temporary differences between financial and tax reporting. The effects of these differences on income taxes are as follows:

                                                        1997          1996           1995
                                                     -----------  -------------  -------------
Tax effect of net operating losses.................  $   375,000  $  (3,366,000) $  (1,857,000)
Inventory basis....................................       77,000        (29,000)        32,000
Valuation and other reserves.......................       96,000        104,000       (146,000)
Other, net.........................................      (16,000)        23,000        (14,000)
Valuation allowance................................     (532,000)     3,268,000      1,985,000
                                                     -----------  -------------  -------------
Provision for deferred income taxes................  $   --       $    --        $    --
                                                     -----------  -------------  -------------
                                                     -----------  -------------  -------------

    At March 31, 1997 and 1996, deferred tax assets and liabilities consist of the following elements:

                                                                      1997           1996
                                                                  -------------  -------------
Gross deferred assets
  Reserve for chargebacks.......................................  $     117,000  $     194,000
  Provision for doubtful accounts...............................         16,000         35,000
  Inventory basis...............................................         17,000         94,000
  Accrued expenses..............................................         11,000         12,000
  Tax effect of net operating losses............................      5,715,000      6,090,000
                                                                  -------------  -------------
    Gross deferred asset........................................      5,876,000      6,425,000
                                                                  -------------  -------------
Deferred liability
  Accumulated depreciation......................................        (31,000)       (48,000)
                                                                  -------------  -------------
Net deferred asset before valuation allowance...................      5,845,000      6,377,000
Valuation allowance.............................................     (5,845,000)    (6,377,000)
                                                                  -------------  -------------
                                                                  $    --        $    --
                                                                  -------------  -------------
                                                                  -------------  -------------

                                YES CLOTHING CO.

NOTE 11--INCOME TAXES (CONTINUED)

    The Federal and state net operating loss carryforwards of approximately $14,510,000 and $14,369,000, respectively, expire during the years 2007 through 2011. Because ownership of the Company changed control during 1996, utilization of a substantial portion of the net operating loss carryforwards may be limited.

NOTE 12--SHAREHOLDERS' EQUITY

    STOCK OPTION PLAN--The Company has a stock option plan (the "Plan") for key employees, directors, officers and consultants of the Company. The Plan provides for the issuance of up to 1,000,000 shares of common stock. Outstanding options are exercisable for a period of up to ten years and one week from the date of grant. The weighted-average remaining contractual life of options outstanding and exercisable as of March 31, 1997 was 9.84 years. Activity under this plan for 1995 through 1997 is as follows:

                                                                                    RANGE OF
                                                                                    EXERCISE     WEIGHTED-AVERAGE
                                                                       SHARES        PRICES       EXERCISE PRICE
                                                                     ----------  --------------  -----------------
Outstanding and exercisable, March 31, 1994........................     370,000  $ 1.88 - $8.75      $    2.84
  Granted..........................................................      15,000            6.00           6.00
  Repurchased and canceled.........................................    (260,000)   2.00 -  8.75           2.81
                                                                     ----------  --------------
Outstanding and exercisable, March 31, 1995........................     125,000    1.88 -  6.00           3.11
  Granted..........................................................      80,000    2.13 -  3.38           2.28
  Exercised........................................................     (30,000)   1.88 -  3.00           2.63
  Repurchased and canceled.........................................    (145,000)   2.13 -  6.00           2.87
                                                                     ----------  --------------
Outstanding and exercisable, March 31, 1996........................      30,000    2.13 -  3.38           2.60
  Granted..........................................................     610,000            0.07           0.07
  Expired..........................................................     (20,000)           2.13           2.13
                                                                     ----------  --------------
Outstanding and exercisable, March 31, 1997........................     620,000  $ 0.07 - $3.38           0.12
                                                                     ----------  --------------
                                                                     ----------  --------------

    The Company has not presented the pro forma impact on net loss and net loss per share for each of the years in the three year period ended March 31, 1997, as if the fair value of the stock options granted were measured under SFAS 123, as substantially all of the options granted in prior years have been repurchased, canceled or expired. In addition, options granted during the year ended March 31, 1997 have a nominal value and are subject to significant uncertainty due to the Company's current financial condition.

    REPURCHASE OF STOCK OPTIONS--In conjunction with the change of principal ownership in February 1995, the Company repurchased various stock options for a total of $330,000. Funds for this transaction were provided by the principal shareholder.

    REPURCHASE OF LICENSE AGREEMENTS--In connection with the change in principal ownership in 1995, the Company reacquired certain licenses for a total of $295,000. This amount is reflected as an "other expense" in the statement of operations.

    SIGNIFICANT CAPITAL TRANSACTION--Effective June 4, 1996, the Company's principal shareholder sold approximately 50% of the Company's outstanding shares in a private transaction. Concurrent with this transaction, a Company affiliated through substantially common ownership advanced $3,100,000 to the Company, which was used to pay off liabilities associated with three $1,000,000 letters of credit and related

                                YES CLOTHING CO.

NOTE 12--SHAREHOLDERS' EQUITY (CONTINUED) party debt. In addition, the affiliate purchased certain inventory and equipment from the Company for $1,463,000. The excess of the affiliate's purchase price over the asset's net book value of $421,000 was treated as a contribution to capital.

    The affiliate which advanced the funds agreed to forgive payment on all but $500,000 (including $369,000 which was owed as of March 31, 1996), which was subsequently repaid in two installments of $250,000 each. The balance of the advances of approximately $2,314,000 was treated as a contribution to capital.

    The selling shareholder returned to the Company for cancellation options to purchase 2,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock of the Company. In addition, the Company surrendered its right and licenses to use certain trademarks and names associated with the selling shareholder and the affiliated company.

    CAPITAL STRUCTURE--The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information about Capital Structure." This standard will become effective for the quarter ending December 31, 1997. Management believes the effect of the new disclosure standard will not be significant, as the Company is already required to provide such disclosures.

NOTE 13--OTHER RELATED PARTY TRANSACTIONS

    A law firm in which one member of the Board of Directors is a partner, was paid $93,000 for legal services for the year ended March 31, 1995. This Board member resigned effective May 16, 1995.

    One former member of the Board of Directors served as a consultant to the Company and was paid $6,000 for the year ended March 31, 1995.

NOTE 14--SUBSEQUENT EVENTS

    The standby letter of credit provided by RSH Marketing will be drawn upon to repay the Company's note payable to bank. The Company and RSH Marketing are currently negotiating the terms of the replacement obligation.

    On April 15, 1997, the Company was notified by the Internal Revenue Service that it will be auditing the Company's net operating loss carryback claim.

    On June 5, 1997, the Company and its factor amended the terms of the factoring agreement by increasing the advance rate to 100% of net sales factored. The Company has also granted the factor a security interest in all of the Company's inventories and receivables (both factored and unfactored).

                                YES CLOTHING CO.

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                             BALANCE AT  CHARGED TO
                                                             BEGINNING    COSTS AND    ADDITIONS     BALANCE AT
                                                             OF PERIOD    EXPENSES    (DEDUCTIONS)  END OF PERIOD
                                                             ----------  -----------  ------------  -------------
Year ended March 31, 1997:
  Allowance for doubtful accounts on nonfactored accounts
    receivable.............................................  $   87,000  $   (46,000)  $   --        $    41,000
                                                             ----------  -----------  ------------  -------------
                                                             ----------  -----------  ------------  -------------
  Reserve for estimated returns, allowances and discounts
    on factored accounts...................................  $  486,000  $   --        $ (173,000)(a)  $   313,000
                                                             ----------  -----------  ------------  -------------
                                                             ----------  -----------  ------------  -------------

Year ended March 31, 1996:
  Allowance for doubtful accounts on nonfactored accounts
    receivable.............................................  $  216,000  $   (90,000)  $  (39,000)(a)  $    87,000
                                                             ----------  -----------  ------------  -------------
                                                             ----------  -----------  ------------  -------------
  Reserve for estimated returns, allowances and discounts
    on factored accounts...................................  $  615,000  $  (129,000)  $   --        $   486,000
                                                             ----------  -----------  ------------  -------------
                                                             ----------  -----------  ------------  -------------

Year ended March 31, 1995:
  Allowance for doubtful accounts on nonfactored accounts
    receivable.............................................  $  221,000  $   158,000   $ (163,000)(a)  $   216,000
                                                             ----------  -----------  ------------  -------------
                                                             ----------  -----------  ------------  -------------
  Reserve for estimated returns, allowances and discounts
    on factored accounts...................................  $  247,000  $   368,000   $   --        $   615,000
                                                             ----------  -----------  ------------  -------------
                                                             ----------  -----------  ------------  -------------

------------------------

(a) Represents net writeoffs of uncollectible accounts against the allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company filed a report on Form 8K on December 23, 1996 reporting a change in its independent accounting firm.

    There are no disagreements with respect to accounting or financial disclosure between the Company and either its predecessor or current accounting firms.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

    The following financial statements of YES Clothing Co.-Registered Trademark-are included in Item 8:

    Balance sheets
    Statements of operations
    Statements of changes in shareholders' equity
    Statements of cash flows
    Notes to financial statements

    Financial Statement Schedule:

      II--Valuation and qualifying accounts

EXHIBITS

    See index to exhibits.

REPORTS ON FORM 8-K

    The Company filed a report on Form 8K on June 18, 1996 with respect to the June 4, 1996 transaction between Marciano, the Company and Anthome. The Company also filed a report on Form 8K on December 23, 1996 with respect to a change in its independent accounting firm.

                              REPORT OF MANAGEMENT

    The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles, and necessarily include some amounts that are based on management's best estimates and judgments.

    YES Clothing Co.-Registered Trademark- maintains a system of internal accounting controls designed to provide management with reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the benefits derived and that the evaluation of those factors requires estimates and judgments by management. Further, because of inherent limitations in any system of internal accounting control, errors or irregularities may occur and not be detected. Nevertheless, management believes that a high level of internal control is maintained by YES Clothing Co.-Registered Trademark- through the selection and training of qualified personnel, and the establishment and communication of accounting and business policies.

         /s/ GUY ANTHOME                   /s/ JEFFREY P. BUSSE
---------------------------------   ---------------------------------
           GUY ANTHOME                       JEFFREY P. BUSSE
             CHAIRMAN                    CHIEF FINANCIAL OFFICER
     CHIEF EXECUTIVE OFFICER
            PRESIDENT

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                YES CLOTHING CO.

                                By:               /s/ GUY ANTHOME
                                     -----------------------------------------
                                                    Guy Anthome
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

June 30, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ GUY ANTHOME
------------------------------  Chairman of the Board
         Guy Anthome              Chief Executive Officer      June 30, 1997
 PRINCIPAL EXECUTIVE OFFICER      President and Director

     /s/ JEFFREY P. BUSSE
------------------------------
       Jeffrey P. Busse         Chief Financial Officer        June 30, 1997
   PRINCIPAL FINANCIAL AND        and Director
      ACCOUNTING OFFICER

   /s/ KRISTINA ALTAMIRANO
------------------------------  Director                       June 30, 1997
     Kristina Altamirano

                               INDEX TO EXHIBITS

                                                                                                             PAGES
                                                                                                         SEQUENTIALLY
 ITEM NO.    DESCRIPTION                                                                                   NUMBERED
-----------  ------------------------------------------------------------------------------------------  -------------
      3.1    Restated Articles of Incorporation of the Company(1)
      3.2    Restated Bylaws of the Company(1)
      4.1    Specimen Common Stock Certificate(1)
     10.1    1989 Stock Option Plan with forms of stock option agreements thereunder(1)*
     10.2    Profit Sharing Plan dated March 22, 1995*(5)
     10.3    Consultant Agreement dated as of April 21, 1989 between the Company and Alexander Menke
               (1)*
     10.4    Employment Agreement dated as of November 1, 1990 between the Company and Daniel V.
               Goodstein(2)*
     10.5    Form of Indemnification Agreement entered into with the Company's Directors and Executive
               Officers(1)
     10.6    Sublease dated May 3, 1989 between the Company and D.G.P. Limited Partnership(1)
     10.7    Lease dated August 15, 1991 between the Company and California Mart(4)
     10.8    Lease dated February 14, 1992 between the Company and Jody Apparel, Inc.(3)
     10.9    Lease dated November 4, 1992 between the Company and California Mart(4)
     10.10   Lease dated May 10, 1993 between the Company and 1466 Broadway Associates(4)
     10.11   Lease dated September 17, 1990 between the Company and Gettinger Associates, as renewed pursuant to a letter dated September 22, 1993 from Gettinger Associates to the
               Company(5)
     10.12   Contract for the purchase of assets, including the Sedan trademark, between the Company and Camden Place, Ltd. dated March 9, 1992(4)
     10.13   Factoring Agreement dated May 15, 1994 between the Company and Republic Factors Corp., and related agreements(5)
     10.14   Form of Continuing Indemnity and Security Agreement between the Company and Republic Bank
               California N.A., and related agreements(5)
     10.15   Promissory Note dated March 9, 1995 between the Company and Georges Marciano(6)
     10.16   Lease Assignment and First Amendment to lease between the Company and R.R. Park City,
               Inc.(6)
     10.17   Lease dated April 3, 1995 between the Company and 1466 Broadway Associates(6)
     10.18   License Agreement dated as of April 1, 1995 between the Company and Marble Sportswear,
               Inc.(6)
     10.19   Amendment to Factoring Agreement dated March 2, 1995 between the Company and Republic
               Factors Corp.(6)
     10.20   Retainer Agreement dated June 17, 1995 between the Company and Houlihan Lokey Howard and
               Zukin(6)
     10.21   Indemnification Agreement dated May 3, 1995 between the Company and Georges Marciano(6)
     10.22   Indemnification Agreement dated May 3, 1995 between the Company and Irving B. Kroll(6)
     10.23   Indemnification Agreement dated May 3, 1995 between the Company and Maurice Schoenholz(6)

                                                                                                             PAGES
                                                                                                         SEQUENTIALLY
 ITEM NO.    DESCRIPTION                                                                                   NUMBERED
-----------  ------------------------------------------------------------------------------------------  -------------
     10.24   Indemnification Agreement dated May 18, 1995 between the Company and Guy Anthome(6)
     10.25   Indemnification Agreement dated May 18, 1995 between the Company and Jeffrey P. Busse(6)
     10.26   Employment Agreement dated as of June 17, 1995 between the Company and Georges
               Marciano*(6)
     10.27   Stock Option Agreement dated June 17, 1995 between the Company and Georges Marciano*(6)
     10.28   Warrant Agreement dated June 17, 1995 between the Company and Georges Marciano(6)
     10.29   Three Party Agreement between the Company, Republic Factors Corp. and Georges Marciano
               dated June 12, 1995(6)
     10.30   Three Party Agreement between the Company, Republic Factors Corp. and Georges Marciano
               dated June 21, 1995(6)
     10.31   Agreement among Marciano, the Company and Anthome dated June 4, 1996 incorporated by reference to Exhibit A on Form 13D filed with the Securities and Exchange Commission on
               June 6, 1996(7)
     10.32   Body Glove license agreement between Body Glove International and the Company dated June
               25, 1996(7)
     10.33   Audience license agreement between Stephen Resnick and the Company dated February 12, 1997
     10.34   Into Reality license agreement between C.S. Sportswear and the Company dated February 14,
               1997
     10.35   Employment Agreement between Guy Anthome and the Company dated as of June 6, 1996*
     10.36   Non-qualified Stock Option Agreement between Guy Anthome and the Company dated January 28,
               1997*
     10.37   Amendment to Factoring Agreement and Supplemental Security Agreement between the Company,
               Guy Anthome and Republic Business Credit Corporation, both dated June 5, 1997
     27      Financial Data Schedule
     99.1    Valuation and Fairness Opinion of Houlihan Lokey Howard and Zukin dated July 10, 1995(6)

------------------------

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

(4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by this reference.

(5) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by this reference.

(6) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by this reference.

(7) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by this reference.