Form 10-Q
period 1997-06-30
YES CLOTHING CO
filed 1997-08-14
CIK 856979

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549

                                 FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY  PERIOD
      ENDED JUNE 30, 1997


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


       1380 WEST WASHINGTON BOULEVARD, LOS ANGELES, CALIFORNIA 90007
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

              YES          X                NO
                    -----------                 -----------

Number of shares of Common Stock outstanding as of August 11, 1996:   7,036,492

                               YES CLOTHING CO.

                                    INDEX


                                                                        PAGE NO.

PART I.     FINANCIAL INFORMATION

            Balance Sheets                                                  3

            Statements of Operations                                        4

            Statements of Cash Flows                                        5

            Notes to Financial Statements                                   6

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   7


PART II.    OTHER INFORMATION

            Item 4:   Submission of Matters to a Vote of Security Holders   8

            Item 6:   Exhibits and Reports on Form 8-K                      8

            Signatures                                                      9

                      PART I.  FINANCIAL INFORMATION

                              YES CLOTHING CO.
                               BALANCE SHEETS

                                                                   June 30        March 31
                                                                     1997          1997
                                                                 (unaudited)
ASSETS
Current Assets:
    Cash                                                              $7,000        $80,000
    Due from factor                                                       --         49,000
    Accounts receivable, non-factored-net                             73,000          1,000
    Due from officers                                                  4,000          4,000
    Other receivables and deposits                                     8,000          7,000
    Inventories                                                      122,000        644,000
    Prepaid expenses                                                  31,000         34,000
                                                                ------------   ------------

        Total current assets                                         245,000        819,000

Property and equipment, at cost, net of
  accumulated depreciation and amortization                          418,000        447,000
Due from officers, net of current portion                            126,000        120,000
Other assets                                                          74,000         73,000
                                                                ------------   ------------

 TOTAL ASSETS                                                       $863,000     $1,459,000
                                                                ------------   ------------
                                                                ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
    Accounts payable                                              $1,112,000       $954,000
    Accrued expenses and other current liabilities                   369,000        345,000
    Due to factor                                                    283,000             --
    Note payable                                                   1,189,000      1,175,000
    Due to related party                                                  --         65,000
    Contracts payable                                                 62,000         84,000
                                                                ------------   ------------

        Total current liabilities                                  3,015,000      2,623,000
                                                                ------------   ------------

Long-term liabilities:
    Contracts payable, net of current portion                         27,000         26,000
                                                                ------------   ------------

        Total long-term liabilities                                   27,000         26,000
                                                                ------------   ------------

Shareholder's Equity:
    Preferred stock, no par; 2,000,000 shares authorized;
      no shares issued and outstanding                                    --             --
    Common stock, no par; 20,000,000 shares authorized;
      7,036,000 issued and outstanding                            11,308,000     11,308,000
      Accumulated deficit                                        (13,487,000)   (12,498,000)
                                                                ------------   ------------

        Total shareholder's equity/(deficit)                      (2,179,000)    (1,190,000)
                                                                ------------   ------------

TOTAL LIABILITIES/SHAREHOLDER'S EQUITY/(DEFICIT)                    $863,000     $1,459,000
                                                                ------------   ------------
                                                                ------------   ------------

                        See Notes to Financial Statements

                             YES CLOTHING CO.
                         STATEMENT OF OPERATIONS
                               (Unaudited)

                                               THREE MONTHS ENDED
                                                     June 30
                                             -----------------------
                                                 1997        1996
                                                 ----        ----
Net Sales                                    $1,401,000   $1,030,000
Cost of  Sales                                1,636,000      481,000
                                             ----------   ----------

Gross Profit / (Loss)                          (235,000)     549,000

Operating expenses:
  Selling, general &
  administrative                                709,000      669,000
                                             ----------   ----------

Loss from operations                           (944,000)    (120,000)

Gain on sale of assets                               --       54,000
Interest income(expense) -- net                 (45,000)     (75,000)
                                             ----------   ----------

Loss before income tax                         (989,000)    (141,000)

Provision for income taxes                           --           --

Net loss                                       (989,000)    (141,000)
                                             ----------   ----------
                                             ----------   ----------

Loss per share                                   $(0.14)      $(0.02)
                                             ----------   ----------
                                             ----------   ----------

Average number of shares outstanding          7,036,000    7,036,000
                                             ----------   ----------
                                             ----------   ----------

                        See Notes to Financial Statements

                                 YES CLOTHING CO.
                             STATEMENTS OF CASH FLOWS
                     Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)
                           Increase/(Decrease)  in Cash


                                                                   1997           1996
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(989,000)     $(141,000)

Reconciliation of net loss to net cash flows from operating
activities:
  Depreciation and amortization                                      28,000       (52,000)
  Increase (decrease) in credits due customers
     and allowance for doubtful accounts                             15,000       (36,000)
  Increase (decrease) in cash due to changes in assets
     and liabilities:
        Due from factor                                             117,000        538,000
        Accounts receivable, nonfactored                            (43,000)      (247,000)
        Other receivables and deposits                               (7,000)       (65,000)
        Inventories                                                 522,000        530,000
        Prepaid expenses                                              3,000        (11,000)
        Other assets                                                  1,000         (5,000)
        Accounts payable                                            158,000       (741,000)
        Accrued expenses                                             24,000        (12,000)
                                                                  ---------      ---------

  Net cash used in operating activities                            (171,000)      (242,000)
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    --        320,000
                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on contracts payable                                     (21,000)       (15,000)
  Borrowing (repayment) from/to related party                       (65,000)      (119,000)
  Advances from factor -- net                                       170,000     (3,240,000)
  Borrowing from bank                                                14,000        475,000
  Contributions of capital                                               --      2,735,000
                                                                  ---------      ---------
  Net cash provided (used) by financing activities                   98,000       (164,000)
                                                                  ---------      ---------

NET INCREASE (DECREASE) IN CASH                                      73,000        (86,000)

CASH AND CASH EQUIVALENTS, Beginning of period                       80,000        103,000
                                                                  ---------      ---------

CASH AND CASH EQUIVALENTS, End of period                             $7,000        $17,000
                                                                  ---------      ---------
                                                                  ---------      ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
       For interest                                                 $45,000        $75,000
                                                                  ---------      ---------

                          See Notes to Financial Statements

                                   YES CLOTHING CO.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 1  --  BASIS OF PRESENTATION:
     The accompanying financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1997, and the results of operations and changes in cash flows for the three (3) months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission. The results of operations for the three (3) months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 1998.

NOTE 2 -- DUE FROM/TO FACTOR
     The amount due to factor is net of estimated customer returns, allowances and discounts as follows:
                                             June 30, 1997   March 31, 1997

Unmatured receivables (with and without
  recourse)                                      $693,000         $810,000
Advances                                         (618,000)        (448,000)
Open credits                                     (358,000)        (313,000)
                                               ----------         --------

                                               $ (283,000)         $49,000
                                               ----------         --------
                                               ----------         --------

NOTE 3 -- INVENTORIES
     Inventories consisted of the following:
                                            June 30, 1997        March 31, 1997

Raw materials                                     $50,000              $176,000
Work-in-process                                    24,000               277,000
Finished goods                                     48,000               191,000
                                                   ------               -------

                                                 $122,000              $644,000
                                                 --------              --------
                                                 --------              --------

NOTE 4 -- INTEREST INCOME (EXPENSE) - NET:
     Net interest income consisted of the following:
                                     Income       Expense        Net
                                     ------       -------        ---

Three months ended June 30, 1997        $  0       $(45,000)     $(45,000)
Three months ended June 30, 1996        $  0       $(75,000)     $(75,000)

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

RESULTS OF OPERATIONS

     The Company terminated its license agreements with AUDIENCE and CS SPORTSWEAR, INC., on April 14, 1997, and July 31, 1997, respectively. The Company continued to sell existing AUDIENCE inventory through May 1997.

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Statements of Operations.

                                         PERCENTAGE OF NET SALES
                                         -----------------------
                                            Three Months Ended
                                                  June 30
                                             1997       1996
                                             ----       ----

     Net sales                               100.0      100.0
     Cost of sales                           116.8       46.7
                                             -----      -----
     Gross profit/(loss) from sales          (16.8)      53.3
     Operating expenses                       50.6       64.9
                                             -----      -----
     Loss from operations                    (67.4)     (11.6)
     Gain on sale of asset                       0        5.2
     Interest expense -- net                  (3.2)      (7.3)
                                             -----      -----
     Loss before income taxes                (70.6)     (13.7)
     Tax provision                               0          0
                                             -----      -----
     Net loss                                (70.6)     (13.7)
                                             -----      -----


THREE (3) MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE (3) MONTHS ENDED JUNE 30, 1996

     NET SALES for the three (3) months ended June 30, 1997 were $1,401,000 as compared to $1,030,000 for the same period in 1996. This represents an increase of $371,000 or 36% in net sales for the period primarily due to the introduction of the AUDIENCE and CS SPORTSWEAR apparel lines.

     GROSS PROFIT AS A PERCENTAGE OF NET SALES decreased to (16.8)% for the three (3) months ended June 30, 1997 from 53.3% for the three months ended June 30, 1996. The decrease in gross profit as a percentage of gross sales was primarily due to higher development costs and lower than anticipated sales price per unit of the AUDIENCE and CS SPORTSWEAR apparel lines.

     OPERATING EXPENSES comprised of selling, general and administrative expenses ("S, G & A") increased by $40,000 to $709,000 for the three (3) months ended June 30, 1997, from $669,000 in the same period in 1996. The increase in S, G & A was primarily due to increases in payroll and sales-related expenses.

     INTEREST EXPENSES decreased by $30,000, from $75,000 to $45,000, for the three (3) month period ended June 30, 1997 due a reduction in the average outstanding loan balance from the Company's factor.

CAPITAL RESOURCES AND LIQUIDITY

     As of June 30, 1997, the Company had a net working capital deficit of $2,771,000, as compared to a deficit of $390,000 as of June 30, 1996. The Company's current ratio as of June 30, 1997 was 0.08, as compared to 0.77 as of June 30, 1996. The decreases in working capital and current ratio are primarily due to continued operating losses.

     Inventories at June 30, 1997 were $122,000 as compared to $868,000 at June 30, 1996, a decrease of $746,000. The decrease in inventory levels was primarily due to the Company's difficulty in securing trade credit. The Company's open-order backlog as of June 30, 1997 was approximately $400,000, compared to a nil open-order backlog as of June 30, 1996.

     In June 1996, the Company entered into an agreement with Imperial Bank which supplied the Company with a $1,200,000 credit facility secured by a standby letter of credit provided by an unaffiliated third party. The credit facility has now been paid off and extinguished following the negotiation of the referenced standby letter of credit. The Company and the unaffiliated third party are currently negotiating the terms of a replacement obligation.

     The Company has funded its business activities principally from factor advances, a federal income tax refund of $971,000 received by the Company on November 20, 1996, and the referenced credit facility from Imperial Bank. The Company believes that the financial sources available to it will not provide sufficient resources to finance the Company's currently anticipated working capital needs and capital expenditures. The Company requires additional borrowings and/or infusions of capital to avoid a negative impact on the Company's continued future operations.

     The Company has continued to cut its payroll and reduce its operating costs, and is continuing to actively seek additional sources of investment capital. Notwithstanding the foregoing, the Company anticipates that it may not be profitable for the fiscal year ending March 31, 1998. Moreover, absent additional capital or third party credit, the Company may need to consider such measures as temporarily suspending its business operations pending the receipt of additional funding.


                          Part II. OTHER INFORMATION

Item 4 -- Submission of Matters to a Vote of Security Holders:     None

Item 6 -- Exhibits and Reports on Form 8-K:    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       YES CLOTHING CO.


                                       BY:  /s/ Guy Anthome
                                           ----------------------------
                                           GUY ANTHOME
                                           Chairman of the Board and
                                           Chief Executive Officer



                                       BY:  /s/ Jeffery P. Busse
                                           ----------------------------
                                           JEFFREY P. BUSSE
                                           Chief Financial Officer and
                                           Secretary


Dated:   August 11, 1997