Form 10-Q
period 1997-09-30
YES CLOTHING CO
filed 1997-12-01
CIK 856979

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.  20549



                                      FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



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

                          YES      X       NO
                               ---------      ---------


Number of shares of Common Stock outstanding as of November 11, 1997:
7,036,492

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

PART I.  FINANCIAL INFORMATION

                                   YES Clothing Co.
                                    BALANCE SHEETS

                                                     September 30     March 31
                                                         1997           1997
                                                      (unaudited)
ASSETS
Current Assets:
    Cash                                          $       4,000  $      80,000
    Accounts receivable, non-factored-net                79,000          1,000
    Other receivables and deposits                      149,000        131,000
    Due to Factor                                                       49,000
    Inventories                                                        644,000
    Prepaid expenses                                     26,000         34,000
                                                  -------------  -------------

        Total current assets                            258,000  $     939,000

Equipment, net                                          331,000        447,000
Other Assets                                             69,000         73,000
                                                  -------------  -------------

 TOTAL ASSETS                                     $     658,000  $   1,459,000
                                                  -------------  -------------
                                                  -------------  -------------


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
    Accounts payable                              $   1,124,000  $     954,000
    Accrued expenses and other current liabilities      365,000        345,000
    Due to factor                                       359,000
    Income Taxes payable                                971,000
    Advances from affiliate                                             65,000
    Note payable                                      1,189,000      1,175,000
    Contract payables                                    49,000         84,000
                                                  -------------  -------------

        Total current liabilities                     4,057,000      2,623,000
                                                  -------------  -------------

Long-term liabilities:
    Contract payables                                    22,000         26,000
                                                  -------------  -------------

        Total long-term liabilities                      22,000         26,000
                                                  -------------  -------------

Shareholder's Equity:
    Preferred stock, no par; 2,000,000 shares
      authorized; no shares issued and outstanding
    Common stock, no par; 20,000,000 shares
      authorized; 7,036,492 issued
        and outstanding                              11,308,000     11,308,000
    Retained deficit                                (14,729,000)   (12,498,000)
                                                  -------------  -------------


        Total shareholder's equity                   (3,421,000)    (1,190,000)
                                                  -------------  -------------


TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY        $     658,000  $   1,459,000
                                                  -------------  -------------
                                                  -------------  -------------

                          See Notes to Financial Statements

                                   YES Clothing Co.
                               STATEMENT OF OPERATIONS
                                     (Unaudited)




                           SIX MONTHS ENDED             THREE MONTHS ENDED
                             September 30                  September 30
                     ----------------------------  ----------------------------
                            1997           1996           1997           1996
                     -------------  -------------  -------------  -------------

Net Sales            $   1,667,000  $   1,611,000  $     268,000  $     581,000
Cost of Sales            1,921,000      1,001,000        130,000        520,000
                     -------------  -------------  -------------  -------------

Gross Profit              (254,000)       610,000        138,000         61,000

Operating expenses:
Selling, general &
   administrative        1,023,000      1,597,000        311,000        927,000
                     -------------  -------------  -------------  -------------



Loss from operations    (1,277,000)      (987,000)      (173,000)      (866,000)


Gain on Sale of Assets      77,000         54,000         78,000              0
Interest income
   (expense) -- net        (60,000)      (102,000)       (15,000)       (28,000)
                     -------------  -------------  -------------  -------------


Loss before income tax  (1,260,000)    (1,035,000)      (110,000)      (894,000)

Provision for income
   taxes                   971,000              0        971,000              0
                     -------------  -------------  -------------  -------------


Net loss                (2,231,000)    (1,035,000)    (1,081,000)      (894,000)
                     -------------  -------------  -------------  -------------
                     -------------  -------------  -------------  -------------


Loss per share       $       (0.32) $       (0.15) $       (0.15) $       (0.13)
                     -------------  -------------  -------------  -------------
                     -------------  -------------  -------------  -------------


Average number of
   shares outstanding    7,036,000      7,036,000      7,036,000      7,036,000
                     -------------  -------------  -------------  -------------
                     -------------  -------------  -------------  -------------





                          See notes to financial statements.

                                   YES Clothing Co.
                               STATEMENTS OF CASH FLOWS
                     Six Months Ended September 30, 1997 and 1996
                                      (Unaudited)
                             Increase (Decrease) in Cash

                                                        1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                    $  (2,231,000) $  (1,035,000)

Reconciliation of net loss to net cash flows
from operating activities:
    Depreciation and amortization                       115,000        115,000
    Increase (decrease) in credits due customers
       and allowance for doubtful accounts             (254,000)      (109,000)
    Increase (decrease) in cash due to
       changes in assets and liabilities:
          Due from factor                               728,000        498,000
          Accounts receivable, nonfactored              (78,000)       320,000
          Other receivables and deposits                (18,000)        78,000
          Inventories                                   644,000       (811,000)
          Prepaid expenses                                8,000       (158,000)
          Other assets                                   4, 000         (9,000)
          Trademarks                                          0              0
          Accounts payable                              170,000       (545,000)
          Accrued expenses                               20,000         51,000
                                                  -------------  -------------
    Net cash used in operating activities              (892,000)      (779,000)
                                                  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                       0       (247,000)
                                                  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on contracts payable                       (39,000)       (24,000)
    Borrowing (repayment) from(to) related party        (65,000)      (119,000)
    IRS refund                                          971,000              0
    Borrowing from bank                                  14,000      1,140,000
    Contributions of capital                                  0      2,735,000

    Advance from factor - net                           (65,000)    (3,346,000)
                                                  -------------  -------------

    Net cash provided (used) by
       financing activities                             816,000        434,000
                                                  -------------  -------------

NET INCREASE (DECREASE) IN CASH                         (76,000)       (98,000)

CASH AND CASH EQUIVALENTS, Beginning of period           80,000        103,000
                                                  -------------  -------------


CASH AND CASH EQUIVALENTS, End of period          $       4,000  $       5,000
                                                  -------------  -------------
                                                  -------------  -------------


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
       For interest                               $      60,000  $     102,000
                                                  -------------  -------------
                                                  -------------  -------------

                          See Notes to Financial Statements

                                   YES Clothing Co.

                            NOTES TO FINANCIAL STATEMENTS


NOTE 1  ----  BASIS OF PRESENTATION:
    The accompanying financial statements are unaudited but, in the opinion of management of the Company, they contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1997, and the results of operations and changes in cash flows for the six months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 1998.

NOTE 2 ---- DUE TO/FROM FACTOR
    The amount due to/from factor is net of estimated customer returns, allowances and discounts as follows:

                                     September 30, 1997          March 31, 1997

Unmatured receivables                     $      82,000           $     810,000
Advances                                       (382,000)               (448,000)
Open credits                                    (59,000)               (313,000)
                                          -------------           -------------
                                          $    (359,000)          $      49,000
                                          -------------           -------------
                                          -------------           -------------

NOTE 3 ---- INVENTORIES
     Inventories consisted of the following:
                                      September 30, 1997         March 31, 1997

Raw materials                             $         000           $     176,000
Work-in-process                                     000                 277,000
Finished goods                                      000                 191,000
                                          -------------           -------------

                                          $         000           $     644,000
                                          -------------           -------------
                                          -------------           -------------

NOTE 4 ---- INTEREST INCOME (EXPENSE) - NET:
    Net interest income consisted of the following:


                                               Income         Expense           Net
                                           -------------   -------------   -------------

Six months ended September 30, 1997        $           0   $      60,000   $     (60,000)
Six months ended September 30, 1996        $           0   $     102,000   $    (102,000)

Three months ended September 30, 1997      $           0   $      15,000   $     (15,000)
Three months ended September 30, 1996      $           0   $      28,000   $     (28,000)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

    YES Clothing Co. (the "Company") designs, contracts for the manufacture of and markets diversified lines of apparel for women in junior sizes. The Company's garments are manufactured predominantly in the United States, and are sold to retail department stores and specialty chains and stores throughout North America.

RESULTS OF OPERATIONS

    RECENT DEVELOPMENTS. In July 1997, due to a lack of trade credit and working capital, the Company temporarily suspended it's operations pending receipt of additional capital or third party credit (see Capital Resources and Liquidity).

    The following tables sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Statements of Operations.



                                                 PERCENTAGE OF NET SALES
                           ----------------------------------------------------------

                                      Six Months Ended              Three Months Ended
                                        September  30                 September 30
                                   1997           1996           1997           1996
                           -------------  -------------  -------------  -------------

  Net Sales                       100.0          100.0          100.0          100.0
  Cost of Sales                   115.2           62.1           48.5           89.5
                           -------------  -------------  -------------  -------------
  Gross profit from sales         (15.2)          37.9           51.5           10.5
  Commission income                  0              0              -              -
                           -------------  -------------  -------------  -------------
  Gross operating income          (15.2)          37.9           51.5           10.5
  Operating expenses               61.4           99.1          116.0          159.5
                           -------------  -------------  -------------  -------------
  Loss from operations            (76.6)         (61.2)         (64.5)        (149.0)
  Gain on Sale of assets            4.6            3.3           29.0              -
  Trademark acquisition               -              -              -              -
  Interest expense -- net          (3.5)          (6.3)          (5.6)          (4.8)
                           -------------  -------------  -------------  -------------
  Loss before income taxes        (75.5)         (64.2)         (41.1)        (153.8)
  Tax provision                    58.2              -          362.3              -
                           -------------  -------------  -------------  -------------
  Net loss                       (133.7)         (64.2)        (403.4)        (153.8)
                           -------------  -------------  -------------  -------------
                           -------------  -------------  -------------  -------------




SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996

    Net sales for the six months ended September 30, 1997 were $1,667,000 as compared to $1,611,000 for the same period in 1996. This represented an increase of 3.4% in net sales for the period. The increase was mainly due to a reduction in the Company's reserve for future chargebacks.

    Gross profit as a percentage of net sales decreased to (15.0)% for the six months ended September 30, 1997 from 37.9% for the six months ended September 30, 1996. The decrease was due to the suspension of the Company's operations and the sale of inventory at below cost.

    Operating expenses consisting of selling, general and administrative expenses decreased by $574,000 or 35.9% to $1,023,000 for the six months ended September 30, 1997 from $1,597,000 in the same period in 1996. The decrease in S, G & A was primarily due to reductions in payroll, insurance, depreciation, legal and professional expenses and sales-related expenses.

    Interest expense decreased from $102,000 for the six months ended September 30, 1996 to $60,000 for the comparable period in 1996 due to a reduction in borrowings from the factor (SEE LIQUIDITY AND CAPITAL RESOURCES).


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    Net sales for the three months ended September 30, 1997 were $268,000 as compared to $581,000 for the same period in 1996. This represented a decrease of $313,000 or 53.8% in net sales for the period primarily due to the reasons stated in the discussion of the six-month period.

    Gross profit as a percentage of net sales increased to 51.5% for the three months ended September 30, 1997 from 10.5% for the three months ended September 30, 1996. The increase was primarily due to the reasons stated in the discussion of the six-month period.

    Operating expenses comprised of selling, general and administrative expenses ("S, G & A") decreased by $616,000 to $311,000 for the three months ended September 30, 1997 from $927,000 in the same period in 1996 principally due to the reasons stated above in the discussion of the six-month period.

    Interest expenses decreased by $13,000 from $28,000 to $15,000 for the three-month period ended September 30, 1997 due to decreased working capital requirements and borrowing from the Company's factor. (SEE LIQUIDITY AND CAPITAL RESOURCES).


CAPITAL RESOURCES AND LIQUIDITY

    On June 4, 1996, control of the Company changed when approximately 50% of the Company's outstanding stock was acquired by Guy Anthome.

    The Company entered into a new factoring agreement with Republic Factors and a letter of credit facility with Republic National Bank of New York on May 15, 1995 (the financing bank) effective through March 1998. Both the old and new agreements are non-recourse (i.e., the factor purchases the Company's accounts receivable that it has preapproved, without recourse, except in cases where there are merchandise disputes in the normal course of business).

    Under the new factoring agreement, the Company sells substantially all of its trade accounts receivable, without recourse, and may request advances up to 80% on the net sales factored at any time before their maturity date. The factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company and receives a commission of 0.9% of purchased net receivables.

    The agreements are collateralized by accounts receivable and assets of the Company. The Company or the factor may terminate the credit agreement on the anniversary date of the agreement with at least 60 days prior written notice.

    As of September 30, 1997, the Company had a net working capital deficit of $3,799,000, as compared to a deficit of $1,237,000 as of September 30, 1996. The Company's current ratio as of September 30, 1997 was 0.06, as compared to
0.56 as of September 30, 1996. The decreases in working capital and current ratio are primarily due to continued operating losses.

    Inventories at September 30, 1997 were nil as compared to $644,000 at September 30, 1996, a decrease of $644,000. The decrease was due to the suspension of the Company's operations.

    In June 1996, the Company entered into an agreement with Imperial Bank which provided the Company with a $1,200,000 credit facility at an interest rate of 9.75% secured by a letter of credit provided by an unaffiliated third party. This credit facility was paid in June 1997 and extinguished following the negotiation of the referenced letter of credit. The Company and the unaffiliated third party are currently negotiating the terms of a replacement obligation.

    The Company filed for and received, on November 20, 1996, a federal income tax refund of $971,000. The Company was recently notified by the Internal Revenue Service that the Company's net operating loss carryback claim for fiscal 1996 has been denied. The Company will appeal the decision, and has, pending the outcome of the appeal, fully reserved the refund amount.

    In July 1997, the Company exhausted its available working capital, credit lines with its Factor and trade credit. The Company temporarily suspended its operations pending receipt of an infusion of equity capital or third party credit. The Company continues it's efforts to secure financing.

    The Company has suspended its operations, continued to cut its payroll and reduce its operating costs. The Company anticipates that it will not be profitable for the fiscal year ending March 31, 1998.



                             Part II.  OTHER INFORMATION

Item 4 ---- Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Shareholders of the Company was held on September, 1996.

    (b)  Not applicable

    (c) The following items were voted upon at the Annual Meeting of Shareholders

         (i)  Elections of Directors
                                             AUTHORITY GIVEN    WITHHELD
                   Guy Anthome               3,524,000            Nil
                   Jeffrey Busse             3,524,000            Nil
                   Kristin Altamirano        3,524,000            Nil

         (ii) Ratification of Selection of Independent Auditors.

              3,524,000 votes cast FOR Grobstein, Horwath & Co. as Independent Auditors
                   Nil votes cast AGAINST Grobstein, Horwath & Co. as Independent Auditors
                   Nil votes cast to ABSTAIN.

Item 6 ---- Exhibits and Reports on Form 8-K:    None




                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   YES Clothing Co.


                                       BY:  /s/ Guy Anthome
                                          --------------------------------
                                          GUY ANTHOME
                                          Chairman of the Board and
                                          Chief Executive Officer



                                       BY:  /s/  Jeffrey Busse
                                          --------------------------------
                                          JEFFREY P. BUSSE
                                          Chief Financial Officer and
                                          Secretary


Dated:   November 24, 1997