Form 10-Q
period 1997-12-31
YES CLOTHING CO
filed 1998-03-10
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[   ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM (     ) TO (     )

                         Commission File Number: 0-18064

                                YES CLOTHING CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   CALIFORNIA
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   95-3768671
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

        4695 MACARTHUR COURT, SUITE 530, NEWPORT BEACH, CALIFORNIA 92660
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       Registrant's telephone number, including area code: (714) 833-5381

Indicate by check mark whether the registrant [1] has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

                                    YES X NO

 Number of shares of Common Stock outstanding as of February 20, 1998: 7,036,492

                                                            [YES\10Q:123197.10Q]

                                YES CLOTHING CO.

                                      INDEX

                                                                        PAGE NO.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheets....................................................3
         Statements of Operations..........................................4
         Statements of Cash Flows..........................................5
         Notes to Financial Statements.....................................6

Item 2.  Management's Discussion and Analysis of  Financial Condition
          and Results of Operations .......................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......8

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................8

Item 2.  Changes in Securities.............................................8

Item 3.  Defaults Upon Senior Securities...................................8

Item 4:  Submission of Matters to a Vote of Security Holders...............9

Item 5. Other Information..................................................9

Item 6:  Exhibits and Reports on Form 8-K..................................9

         Signatures........................................................9

                                                            [YES\10Q:123197.10Q]

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                YES CLOTHING CO.
                                 BALANCE SHEETS

                                                                        December 31, 1998
                                                                           (Unaudited)            March 31, 1997
                                                                     ----------------------  ------------------------

ASSETS
Current Assets:
  Cash                                                               $                2,584  $                 79,703
  Due from factor, net                                                                    0                    49,451
  Accounts receivable, non-factored-net                                              62,687                     1,585
  Other receivables and deposits                                                     69,096                   130,675
  Inventories                                                                             0                   643,931
  Prepaid expenses                                                                        0                    34,021
                                                                     ----------------------- ------------------------
         Total current assets                                        $              134,367  $                939,366
Equipment, net                                                                      108,175                   446,540
Other Assets                                                                         68,699                    73,584
                                                                     ----------------------- ------------------------
         TOTAL ASSETS                                                $              311,241  $              1,459,490
                                                                     ======================= ========================
LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
  Accounts payable                                                   $              957,361  $                954,478
  Accrued expenses and other current liabilities                                    433,972                   344,832
  Due to factor                                                                     419,674                         0
  Income Taxes payable                                                              971,000                    65,000
  Note payable                                                                    1,189,361                 1,175,000
  Contract payables                                                                  41,187                    83,964
                                                                     ----------------------- ------------------------
         Total current liabilities                                                4,012,555                 2,623,274
Long-term liabilities:
  Contract payables                                                                   2,960                    25,724
                                                                     ----------------------- ------------------------
     Total long-term liabilities                                                      2,960                    25,724
                                                                     ----------------------- ------------------------
         Total liabilities                                                        4,015,515                 2,648,998
Shareholder's Equity:
  Preferred stock, no par; 2,000,000 shares
   authorized; no shares issued and outstanding
  Common stock, no par; 20,000,000 shares
   authorized; 7,036,492 issued and outstanding                                  11,308,336                11,308,336
  Retained deficit                                                              (15,012,610)              (12,497,844)
                                                                     ----------------------- -------------------------
     Total shareholder's equity                                                  (3,704,274)               (1,189,508)
TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                          $              311,241  $              1,459,490
                                                                     ======================= =========================

                        See Notes to Financial Statements

                                                            [YES\10Q:123197.10Q]


                                YES CLOTHING CO.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                            December 31                           December 31
                                             ---------------------------------------- ---------------------------------
                                                     1997                1996               1997              1996
                                             -------------------- ------------------- ----------------- ---------------

Net Sales                                    $          1,777,673 $         1,611,000 $         108,964 $       581,000
Cost of Sales                                           1,798,202           1,001,000           (9,785)         520,000
                                             -------------------- ------------------- ----------------- ---------------
Gross Profit                                             (20,529)             610,000           118,749          61,000
Operating expenses:
  Selling, general &  administrative                    1,275,561           1,597,000           250,907         927,000
                                             -------------------- ------------------- ----------------- ---------------
Loss from operations                                  (1,411,090)           (987,000)         (132,158)        (866,000)
Gain on Sale of Assets                                   (66,553)              54,000         (144,038)                0
Interest income  (expense) -- net                        (66,123)           (102,000)           (6,656)         (28,000)
                                             -------------------- ------------------- ----------------- ----------------
Loss before income tax                                (1,543,766)         (1,035,000)         (282,852)        (894,000)
Provision for income taxes                                971,000                   0                 0                0
                                             -------------------- ------------------- ----------------- ----------------
Net loss                                              (2,514,766)         (1,035,000)         (282,852)        (894,000)
                                             ==================== =================== ================= ================
Loss per share                               $             (0.36) $            (0.15) $          (0.04) $         (0.13)
                                             ==================== =================== ================= ================
Average number of  shares outstanding                   7,036,000           7,036,000         7,036,000        7,036,000


                       See notes to financial statements.

                                                            [YES\10Q:123197.10Q]


                                YES CLOTHING CO.
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                 Nine Months Ended
                                                                                   December  31,
                                                                             ------------------------
                                                                                       1997                       1996
                                                                                    (Unaudited)                (Unaudited)
                                                                             ------------------------  --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $             (2,514,766) $              (1,306,000)

  Adjustments  to reconcile  net income  (loss) to net cash  provided  (used) by operating activities:
   Depreciation and amortization                                                              115,000                    212,000
   Doubtful accounts                                                                          323,766                  (134,000)
   Loss (gain) on sale of assets                                                               66,553
 Increases (decreases) in changes in assets and liabilities:
   Accounts receivable, non-factored                                                         (384,868)                    (4,000)
   Due from (to) factor                                                                       469,125                    562,000
   Inventory                                                                                  643,931                  1,021,000
   Other receivables                                                                           61,579                   (110,000)
   Prepaid expenses and other assets                                                           38,906                     11,000
   Accounts payable                                                                             2,883                   (383,000)
   Accrued expenses                                                                            89,140                     20,000
   Taxes payable                                                                              906,000
   Contracts payable                                                                          (65,541)
                                                                                              --------

Net cash (used) by operating activities                                                      (248,292)                 (111,000)
                                                                                             ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                                 -                    257,000
 Proceeds from sale of assets                                                                 156,812                          -
                                                                                              --------                         -

Net cash provided by investing activities                                                     156,812                    257,000
                                                                                              --------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing from bank                                                                               -                  1,174,000
  Proceeds from notes payable                                                                  14,361                     60,000
  Borrowing (repayment) from (to) related party                                                     -                   (119,000)
  Advance from factor - net                                                                         -                 (3,397,000)
  Contributions of capital                                                                          -                  2,735,000
                                                                                                    --                 ---------

Net cash provided by financing activities                                                      14,361                    333,000
                                                                                               -------                   -------

Net (decrease) increase in cash                                                               (77,119)                   479,000
                                                                                              --------                   -------

Cash and cash equivalents, beginning of period                                                 79,703                    103,000
                                                                                               -------                   -------

Cash and cash equivalents, end of period                                     $                  2,584  $                 582,000
                                                                             ========================= =========================

                        See Notes to Financial Statements

                                                            [YES\10Q:123197.10Q]

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.           BASIS OF PRESENTATION

The accompanying financial statements are unaudited but, in the opinion of management of the Company, they contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1997, and the results of operations and changes in cash flows for the nine months ended December 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 1998.

NOTE 2.           DUE TO/FROM FACTOR

The amount due to/from factor is net of estimated customer returns, allowances and discounts as follows:

                                  December 31, 1997       March 31, 1997
                                  -----------------       ----------------
Unmatured receivables             $      82,000           $    810,000
Advances                               (382,000)              (448,000)
Open credits                            (59,000)              (313,000)
                                  -----------------       ----------------
                                  $    (359,000)          $     49,000
                                  =================       ================

NOTE 3.           INVENTORIES

Inventories consisted of the following:

                                  December 31, 1997        March 31, 1997

Raw materials                     $        000             $     176,000
Work-in-process                            000                   277,000
Finished goods                             000                   191,000
                                  -----------------        ---------------
                                  $        000             $     644,000
                                  =================        ===============

NOTE 4.            INTEREST INCOME (EXPENSE) - NET

Net interest income consisted of the following:

                                        Income    Expense        Net
                                        ------    --------    ----------
Nine months ended December 31, 1997     $0        $ 60,000    $ (60,000)
Nine months ended December 31, 1996     $0        $102,000    $(102,000)

Three months ended December 31, 1997    $0        $ 15,000    $ (15,000)
Three months ended December 31, 1996    $0        $ 28,000    $ (28,000)

                                                            [YES\10Q:123197.10Q]

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YES Clothing Co. (the "Company") designs, contracts for the manufacture of and markets diversified lines of apparel for women in junior sizes. The Company's garments are manufactured predominantly in the United States, and are sold to retail department stores and specialty chains and stores throughout North America.

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS. In July 1997, due to a lack of trade credit and working capital, the Company temporarily suspended it's operations pending receipt of additional capital or third party credit (see Capital Resources and Liquidity). On December 17, 1997, the Company filed for protection from its creditors pursuant to Chapter 11 of the United States Bankruptcy Code. The Company expects to be dismissed from its bankruptcy proceedings in the next 30 days.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

Net sales for the nine months ended December 31, 1997 were $1,777,673 as compared to $1,611,000 for the same period in 1996. This represented an increase of 10.35% in net sales for the period. The increase was mainly due to a reduction in the Company's reserve for future chargebacks and the sale of assets.

Gross profit as a percentage of net sales decreased to (1)% for the nine months ended December 31, 1997 from 37.9% for the nine months ended December 31, 1996. The decrease was due to the suspension of the Company's operations and the sale of inventory and assets at below cost.

Operating expenses consisting of selling, general and administrative expenses decreased by $321,439 or 20.13% to $1,275,561 for the nine months ended December 31, 1997 from $1,597,000 in the same period in 1996. The decrease in S, G & A was primarily due to reductions in payroll, insurance, depreciation, legal and professional expenses and sales-related expenses.

Interest expense decreased from $102,000 for the nine months ended December 31, 1996 to $66,123 for the comparable period in 1996 due to a reduction in borrowings from the factor (SEE LIQUIDITY AND CAPITAL RESOURCES).

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

Net sales for the three months ended December 31, 1997 were $108,964 as compared to $581,000 for the same period in 1996. This represented a decrease of $472,036 or 81.25% in net sales for the period primarily due to the reasons stated in the discussion of the nine-month period.

Gross profit as a percentage of net sales increased to 102% for the three months ended December 31, 1997 from 10.5% for the three months ended December 31, 1996. The increase was primarily due to the reasons stated in the discussion of the nine-month period.

Operating expenses comprised of selling, general and administrative expenses ("S, G & A") decreased by $676,093 to $250,907 for the three months ended December 31, 1997 from $927,000 in the same period in 1996 principally due to the reasons stated above in the discussion of the nine-month period.

Interest expenses decreased by $21,344 from $28,000 to $6,656 for the three-month period ended December 31, 1997 due to decreased working capital requirements and borrowing from the Company's factor. (SEE LIQUIDITY AND CAPITAL RESOURCES).

                                                            [YES\10Q:123197.10Q]

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

As of December 31, 1997, the Company had a net working capital deficit of $3,878,188, as compared to a deficit of $1,237,000 as of December 31, 1996. The Company's current ratio as of December 31, 1997 was 0.03, as compared to 0.56 as of December 31, 1996. The decreases in working capital and current ratio are primarily due to continued operating losses.

Inventories at December 31, 1997 were nil as compared to $644,000 at December 31, 1996, a decrease of $644,000. The decrease was due to the suspension of the Company's operations.

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

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         N/A

                                                            [YES\10Q:123197.10Q]

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4:  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6:  Exhibits and Reports on Form 8-K

         None.

                                                            [YES\10Q:123197.10Q]

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        YES CLOTHING CO.

                                        BY:  /s/  Guy Anthome
                                             ----------------------------------
                                                  GUY ANTHOME
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Dated:   March 3, 1998

                                                            [YES\10Q:123197.10Q]