Form 10-Q/A
period 1997-12-31
YES CLOTHING CO
filed 1998-04-06
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q/A


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ----- TO -----

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

                                                            [YES\10Q-A:123197.QA

                                YES CLOTHING CO.

                                      INDEX

                                                                        PAGE NO.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheets ...................................................3
         Statements of Operations..........................................4
         Statements of Cash Flows..........................................5
         Notes to Financial Statements.....................................6

Item 2.  Management's Discussion and Analysis of  Financial Condition
          and Results of Operations .......................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........8

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

Item 4:  Submission of Matters to a Vote of Security Holders...............9

Item 5. Other Information..................................................9

Item 6:  Exhibits and Reports on Form 8-K..................................9

         Signatures........................................................9

                                                            [YES\10Q-A:123197.QA

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                YES CLOTHING CO.
                                 BALANCE SHEETS

                                                                        December 31, 1998
                                                                           (Unaudited)            March 31, 1997
                                                                     ----------------------- ------------------------

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

                                                            [YES\10Q-A:123197.QA


                                YES CLOTHING CO.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                            December 31                           December 31
                                             ---------------------------------------- ---------------------------------
                                                     1997                1996               1997              1996
                                             -------------------- ------------------- ----------------- ---------------

Net Sales                                    $          1,777,673 $         2,101,000 $         108,964 $       581,000
Cost of Sales                                           1,798,202           1,899,000           (9,785)         520,000
                                             -------------------- ------------------- ----------------- ---------------
Gross Profit                                             (20,529)             202,000           118,749          61,000
Operating expenses:
  Selling, general &  administrative                    1,275,561           2,403,000           250,907         927,000
                                             -------------------- ------------------- ----------------- ---------------
Loss from operations                                  (1,411,090)         (2,201,000)         (132,158)        (866,000)
Gain on Sale of Assets                                   (66,553)              54,000         (144,038)                0
Interest income  (expense) -- net                        (66,123)           (130,000)           (6,656)         (28,000)
                                             -------------------- ------------------- ----------------- ----------------
Loss before income tax                                (1,543,766)         (2,277,000)         (282,852)        (894,000)
Provision for income taxes                                971,000          (971,000)0                 0                0
                                             -------------------- ------------------- ----------------- ----------------
Net loss                                              (2,514,766)         (1,306,000)         (282,852)        (894,000)
                                             ==================== =================== ================= ================
Loss per share                               $             (0.36) $            (0.19) $          (0.04) $         (0.13)
                                             ==================== =================== ================= ================
Average number of  shares outstanding                   7,036,000           7,036,000         7,036,000        7,036,000


                       See notes to financial statements.

                                                            [YES\10Q-A:123197.QA


                                YES CLOTHING CO.
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 December  31,
                                                                                       1997                       1996
                                                                                    (Unaudited)                (Unaudited)
                                                                             ------------------------  --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $             (2,514,766) $              (1,306,000)

  Adjustments  to reconcile  net income  (loss) to net cash  provided  (used) by operating activities:
   Depreciation and amortization                                                              115,000                    212,000
   Doubtful accounts                                                                          323,766                  (134,000)
   Loss (gain) on sale of assets                                                               66,553
 Increases (decreases) in changes in assets and liabilities:
   Accounts receivable, non-factored                                                         (384,868)                    (4,000)
   Due from (to) factor                                                                       469,125                    562,000
   Inventory                                                                                  643,931                  1,021,000
   Other receivables                                                                           61,579                   (110,000)
   Prepaid expenses and other assets                                                           38,906                     11,000
   Accounts payable                                                                             2,883                   (383,000)
   Accrued expenses                                                                            89,140                     20,000
   Taxes payable                                                                              906,000
   Contracts payable                                                                          (65,541)
                                                                             ------------------------- -------------------------

Net cash (used) by operating activities                                                      (248,292)                  (111,000)
                                                                             ------------------------- --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                                 -                    257,000
 Proceeds from sale of assets                                                                 156,812                          -
                                                                             ------------------------- -------------------------

Net cash provided by investing activities                                                     156,812                    257,000
                                                                             ------------------------- -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing from bank                                                                               -                  1,174,000
  Proceeds from notes payable                                                                  14,361                     60,000
  Borrowing (repayment) from (to) related party                                                     -                   (119,000)
  Advance from factor - net                                                                         -                 (3,397,000)
  Contributions of capital                                                                          -                  2,735,000
                                                                             ------------------------- -------------------------

Net cash provided by financing activities                                                      14,361                    333,000
                                                                             ------------------------- -------------------------

Net (decrease) increase in cash                                                               (77,119)                   479,000
                                                                             ------------------------- -------------------------

Cash and cash equivalents, beginning of period                                                 79,703                    103,000
                                                                             ------------------------- -------------------------

Cash and cash equivalents, end of period                                     $                  2,584  $                 582,000
                                                                             ========================= =========================


                        See Notes to Financial Statements

                                                            [YES\10Q-A:123197.QA

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

NOTE 2.           DUE TO/FROM FACTOR

The amount due to/from factor is net of estimated customer returns, allowances and discounts as follows:


                                   December 31, 1997         March 31, 1997
Unmatured receivables          $                 82,000  $             810,000
Advances                                       (382,000)              (448,000)
Open credits                                    (59,000)              (313,000)
                               ------------------------- ----------------------
                               $               (359,000) $              49,000
                               ========================= =====================

NOTE 3.           INVENTORIES

Inventories consisted of the following:


                              December 31, 1997           March 31, 1997
                          -------------------------  -------------------
Raw materials             $                     000  $                176,000
Work-in-process                                 000                   277,000
Finished goods                                  000                   191,000
                          $                     000  $                644,000
                          =========================  ========================

                                                            [YES\10Q-A:123197.QA

NOTE 4.            INTEREST INCOME (EXPENSE) - NET

Net interest income consisted of the following:


                                         Income        Expense     Net
                                         -------       --------  -----------
Nine months ended December 31, 1997      $     0       $ 60,000  $  (60,000)
Nine months ended December 31, 1996      $     0       $102,000  $ (102,000)
Three months ended December 31, 1997     $     0       $ 15,000  $  (15,000)
Three months ended December 31, 1996     $     0       $ 28,000  $  (28,000)

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

                                                            [YES\10Q-A:123197.QA

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

                                                            [YES\10Q-A:123197.QA

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

                                                            [YES\10Q-A:123197.QA

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        YES CLOTHING CO.

                                        BY:  /s/  Guy Anthome
                                                  GUY ANTHOME
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Dated:   April 3, 1998

                                                            [YES\10Q-A:123197.QA