Form 10KSB
period 1999-03-31
YES CLOTHING CO
filed 2000-04-10
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________


                                  FORM 10-KSB
               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 1999     Commission File Number 0 - 18064

                                YES CLOTHING CO.
             (Exact name of registrant as specified in its charter)

          Nevada                                         95-3768671
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
  incorporation or organization)

4695 MacArthur Court, Suite 530, Newport Beach, California          92660
    (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (949) 833-2094
                             ______________________

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to
       Section 12 (g) of the Act:               Common Stock, No Par Value

     Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. YES NO X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid price and asked prices of such stock, as of March 1, 2000, was approximately $1,021,000.

          Class                              Outstanding at March 15, 2000
 Common Stock, No par value                          12,786,492


                    Documents Incorporated by Reference:  None

                              YES CLOTHING COMPANY

                     INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                        Page

                                    PART I.

Item 1.   Business........................................................3
Item 2.   Properties......................................................6
Item 3.   Legal Proceedings...............................................6
Item 4.   Submission of Matters to a Vote of Security Holders.............6

                                    PART II.

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters.....................................7
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................7
Item 7.   Financial Statements............................................9
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................9

                                   PART III.

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons of the Company; Compliance with Section 16(A)
          of the Exchange Act............................................10
Item 10.  Executive Compensation.........................................12
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.....................................................13
Item 12.  Certain Relationships and Related Transactions ................14
Item 13.  Exhibits and Reports on Form 8-K...............................14

                                     PART I



Item 1.   Business

    YES Clothing Co.(R) (the "Company") was incorporated in California in 1982. Through July 1997, our company designed, contracted for the manufacture of, and marketed diversified lines of, apparel for women in junior sizes, and for young men. Our garments were manufactured predominantly in the United States, and were sold to retail department stores and specialty chains and stores throughout North America.

     On June 4, 1996, Guy Anthome was named chief executive officer in an attempt to bring our company to profitable operations. On this date, Georges Marciano and affiliates sold to Mr. Anthome 3,515,000 shares of common stock at a purchase price of $0.01 per share. Mr. Marciano resigned as a director and Chairman of the board and agreed to cancel the option and warrant issued in his favor. Mr. Anthome agreed to become chairman of the board and chief executive officer. In July 1997, we ceased operations in an effort to reduce our operating losses due to significant cash deficiencies. At the time we ceased operations, our liabilities exceeded our assets by approximately $4 million.

     On December 17, 1997, we filed for protection from our creditors pursuant to Chapter 11 of the United States Bankruptcy Code. We requested that the matter be dismissed in order for us to execute our plan of reorganization with our creditors, without the assistance of the court.

     In January 1998, we added certain members of NuVen Advisors as members of the board of directors. We needed the corporate finance skills of Mr. Fred Luke, Jr. to assist us in completing our plan of reorganization. Mr. Luke formed a plan with certain secured creditors to settle the outstanding claims without the assistance of the Bankruptcy Court. On March 11, 1998, our petition under Chapter 11 of the U.S. Bankruptcy Code was dismissed by the Bankruptcy Court. NuVen Advisors, Inc. ("NuVen"), a company controlled by Mr. Luke, satisfied the obligations of the Company to Republic Factors Corp., the senior secured creditor in connection with our factoring agreement. On April 8, 1998, we satisfied the senior secured creditors totaling $420,000 due to NuVen in exchange for the YES(R) trademarks. On or about June 30, 1999, NuVen sold its rights to the YES(R) trademarks to an affiliated company, Scientific NRG ("SNRG").

     Our future depends on our ability to execute a plan of reorganization which consists of the satisfaction of our obligations primarily through the issuance of shares of common stock. Upon the completion of our plan of reorganization, we intend to reacquire the Yes Clothing Co. trademarks from SNRG. This will pave the way for us to raise capital through a private or public offering of securities; however, there are no assurances that we will be successful in raising such capital. Upon completing a raise of capital, we plan to secure licenses for rights to manufacture, distribute and sell clothing and accessories containing the Yes trademark. We do not intend to operate in the day-to-day operations of manufacturing, distributing and marking products containing the Yes brand.

     Our principal executive offices are located at 4695 MacArthur Court, Suite 530, Newport Beach, California 92660, and our telephone number at that address is (949) 833-2094.

The following discusses the historical operations of our company.

Historical Business Strategy

     We licensed a number of trademarks and designs (including the GM Surf and Misfits brands) from Marble Sportswear, Inc., a company controlled by Mr. Marciano. These licenses were terminated on May 1, 1996. We reformulated our design and merchandising strategy. Our modified strategy was to increase sales by reintroducing the YES(R) label into the junior market, by shifting its product focus from shirts, pants, shorts, vests, T-shirts and sweatshirts made principally with denim and knit/woven cotton, to production of dresses, skirts, pants, jackets and tank tops made primarily with cotton/spandex knits and cotton jersey.

Apparel and Apparel Design

     We offered clothing for the women's "junior" market and young men's markets. Our business was generally divided among five retail selling seasons:
Spring, Summer, Fall, Back-to-School, and Holiday. For each selling season, we introduced a separate apparel collection each year. Seasonal factors caused some variance in production and sales levels among fiscal quarters in any fiscal year, but we do not regard our overall business as highly seasonal.

     Junior's. Our clothing for the "junior" market incorporated current styles, fabrics and colors with a look that was designed to appeal to a broad cross-section of young women. Clothing for the junior market is characterized by sizes tailored for youthful figured women. We used primarily denim and, to a lesser degree, twill, for shirts, pants, shorts, vests, jackets and dresses and knit and woven cotton for T-shirts, sweatshirts and other types of shirts. We returned to using classic junior fabrics, primarily cotton and spandex knit, cotton jersey and denim, in the production of dresses, skirts, pants, tank tops and jackets. We had previously sought to diversify by licensing branded lines of apparel, such as Audience and Into Reality. The Audience license was terminated by us on April 11, 1997, and the Into Reality license was terminated effective as of July 31, 1997.

     Young Men's. We marketed casual apparel for young men under the Body Glove label. The young men's line, with its distinctive and contemporary look, used corduroy, cotton and rayon twill and nylon in the production of T-shirts, sweatshirts, shirts, shorts and pants. We terminated our Body Glove license on May 9, 1997.

Production

     Manufacturing. We manufactured our garments using independent cutting and sewing contractors located principally in the Los Angeles area. We produced high quality garments through the use of quality fabrics, insistence on quality workmanship and use of comprehensive fabric and garment inspection programs.

     We acquired fabric from suppliers and supplied such fabric, together with the garment pattern, to an independent contractor for cutting. The cut fabric and any buttons, zippers and other trim to be used on the garments were then delivered to independent sewing contractors. Under our supervision, these contractors assembled and sewed the fabric and added trim in accordance with production samples. We also employed a production coordinator and two full-time production assistants who regularly visited our contractors to review the quality of the work in progress. Prior to distribution, the garments were delivered to our warehouse for final inspection in the Quality Control Department.

     The lead time to fill new orders placed by us with our manufacturing contractors generally ranged from three to six weeks for domestically produced garments. We generally scheduled the manufacture of apparel based on orders received to reduce the risk of obsolescence of its garment inventory. We continuously monitored for obsolete and damaged inventory. Such inventory was usually sold to customers who specialized in merchandising off-price clothing.

     We had long-standing relationships with our cutting contractors and many of our sewing production contractors but did not have written agreements with any of our contractors. For its domestically produced garments, we utilized two cutting contractors and approximately seven sewing contractors (all of whom were located in the Los Angeles area).

     Fabrics. The fabrics primarily used by us were novelty nylon/spandex, cotton/spandex and stretch laces, all of which were available domestically.

     We believe that during the fiscal year ended March 31, 1997, all our expenditures for fabrics used in our domestically produced garments were paid to suppliers located in the United States.

Sales and Marketing

     We sold our apparel throughout the United States and to a lesser extent in Mexico and Canada. Our customers were retail department stores, specialty chains and specialty stores. Sales of our garments were made through independent sales organizations and directly by our sales staff. We maintained showrooms in New York City and Los Angeles for women's and men's apparel. We engaged the services of independent sales organizations in Los Angeles, New York and Miami which operated showrooms displaying our products. Sales representatives at each showroom were responsible for marketing our apparel within an assigned territory. Sales organizations were retained on a nonexclusive basis. Our independent sales organizations were compensated on a commission basis on terms consistent with industry practice. We never sold our garments on consignment.

Advertising and Promotion

     Our advertising strategy was to promote an image associated with a fashionable look and youthful style and to promote the YES Clothing Co.'s brands. We did not advertise extensively in 1997 through 1999. The Company had no cooperative advertising program for its retailers although, with advance approval, we reimbursed our customers for advertising our products.

Brands and Trademarks

     Our principal trademarks, YES Clothing Co.(R) YES(R), YES Men(R), YES Kids
(R) and YES Jeans(R) were lost to NuVen Advisors.

Competition

     The segments of the apparel industry in which we competed are highly fragmented. Competition is numerous, and varies in size and in the products they design and manufacture. In addition, department stores, including some of our customers, sells competing apparel under their own labels.

     The marketing of apparel is highly competitive. We believe that the ability to gauge effectively and to respond to changes in consumer demands and tastes, as well as the ability to produce and deliver its products on a timely basis are necessary to compete successfully in the apparel industry. We believe that consumer acceptance depends on the image, design, quality and price of its garments, and that its continuity will depend on its ability to remain competitive in these areas. The failure to design garments that meet with acceptance in the marketplace in the future could result in the material deterioration of customer loyalty and our image.

Employees

     We are currently inactive and the day-to-day business affairs are handled by NuVen, Fred G. Luke, in his capacity as President of the Company, and various professional consultants. At present, we have no full-time employees.

Environmental Regulation

     The cost and effect of complying with environmental regulations are not material due to the nature of our business.


Item 2.   Properties

     Our principal executive offices are located in shared leased premises of approximately 3,000 square feet in Newport Beach, California. These premises are occupied by us under an agreement with NuVen.

Item 3.   Legal Proceedings

     We have been named as a defendant in lawsuits incident to the ordinary course of business. We believe that the probable outcome of these contingencies will not have a material effect on our financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related  Stockholder
          Matters

Price Range of Common Stock

Market Prices

                                         Quarters Ending
                      March 31        Dec. 31       Sept. 30        June 30
Fiscal 1999
    Low              $    0.01       $    0.01      $    0.04      $    0.06
    High                  0.11            0.07           0.30           0.41

Fiscal 1998
    Low              $    0.05       $    0.13      $    0.25      $    0.06
    High                  0.63            0.30           1.00           0.50

Approximate Number of Holders of Common Stock Securities

     We had approximately 51 holders of record of common stock as of March 31, 2000.

Dividends

     We have never paid, nor do we intend to pay, cash dividends on our common equity.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Years 1999 and 1998

     In July 1997, due to a lack of trade credit and working capital, we temporarily suspended our operations pending receipt of additional capital or third party credit. We began liquidating our inventory and other assets at below cost. On December 17, 1997, we filed for protection from our creditors pursuant to Chapter 11 of the United States Bankruptcy Code. In March 1998, we were dismissed from our bankruptcy proceedings.

     There were no operations during fiscal 1999. As a result, there were no revenues or cost of revenues were incurred. In fiscal 1998, net revenues decreased by $1,638,000 or 47.9% to $1,778,000 due to the suspension of the Company's operations.

     Total selling, general and administrative ("SG&A") expenses decreased 68.1% from $1,923,000 in fiscal 1998 to $613,000 in fiscal 1999. The decrease is attributed to the suspension of the Company's operations resulting in reductions in payroll, rent, insurance, depreciation and sales-related expenses.

     SG&A expenses decreased 36.7% from $3,039,000 in fiscal 1997 to $1,923,000 in fiscal 1998. The decrease is a result of the suspension of our operations in July of fiscal 1998 as mentioned previously.

     Interest expense decreased 21.3% from $160,000 in fiscal 1998 to $126,000 in fiscal 1999 due to a halt in borrowings from the factor during fiscal 1998. Interest expense in fiscal 1999 entirely represents interest on a letter of credit facility. Interest expense decreased 12.7% from $183,000 in fiscal 1997 to $160,000 in fiscal 1998. The decrease is due to a reduction in borrowings from the factor.

     In November 1996, we filed for and received a federal income tax refund of $971,000. In fiscal 1998, the Internal Revenue Service notified us that the net operating loss carryback claim had been denied. As a result, we established a liability for the tax refund amount, plus penalties and interest, in fiscal 1998. We have appealed the decision and are currently awaiting the outcome.

Capital Resources and Liquidity

     We have incurred net losses and negative cash flows from operating activities since inception. On December 17, 1997, we filed for protection from our creditors pursuant to Chapter 11 of the United States Bankruptcy Code. In January 1998, we added certain members of NuVen Advisors as members of the board of directors. We needed the work-out skills of Mr. Fred Luke to assist us in completing our plan of reorganization. Mr. Luke formed a plan for certain secured creditors to settle the outstanding claims without the assistance of the Bankruptcy Court. We requested that the matter be dismissed in order for us to execute our plan of reorganization with our creditors, and on March 11, 1998, our petition under Chapter 11 of the U.S. Bankruptcy Code was dismissed by the Bankruptcy Court. As of March 31, 1998, we had a working capital deficit exceeding $4 million. On April 8, 1998, we sold the Yes(R) trademark for $420,000 to NuVen to raise capital sufficient to settle our outstanding senior credit facility, and, on the same date, we reached a settlement agreement with Republic Factors Corp., the senior secured creditor in connection with our factoring agreement. On or about June 30, 1999, NuVen sold its rights to the Yes trademarks to an affiliated company, Scientific NRG ("SNRG").


     At March 31, 1999, through the date of this filing, our liabilities exceed our assets by approximately $4.0 million. We currently receive financial support from NuVen. Our future depends on our ability to execute a plan of reorganization which consists of the satisfaction of our obligations primarily through the issuance of shares of common stock. Upon the completion of our plan of reorganization, if successful, we intend to reacquire the Yes Clothing Co. trademarks from SNRG. This will pave the way for us to raise capital through a private or public offering of securities; however, there are no assurances that we will be successful in raising such capital. Upon completing a raise of capital, we plan to secure licenses for rights to manufacture, distribute and sell clothing and accessories containing the Yes trademark. These contracts will, if successful, generate license acquisition fees to provide working capital. We do not intend to operate in the day-to-day operations of manufacturing, distributing and marketing products containing the Yes brand.

     These factors discussed above raise substantial doubt about our ability to continue as a going concern. As such, our independent auditors have modified their report to include an explanatory paragraph with respect to such uncertainty. There were no adjustments made to the financial statements as a result of such uncertainty.

Item 7.   Financial Statements

     Financial statements included elsewhere herein are referred to in Item 13
(a) and are listed in the Index to financial statements filed as a part of this Annual Report on Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The auditing practice of Grobstein, Horwath & Company LLP, resigned as the Company's independent accountant. Grobstein, Horwath & Company LLP previously issued an unqualified report dual dated June 2 and June 5, 1997, for the year ended March 31, 1997 assuming the Company will continue as a going concern, which did not contain any adverse opinion or disclaimer of opinion, or any qualification as to uncertainty, audit scope or accounting principles. There were no disagreements with Grobstein, Horwath & Company LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     On July 6, 1999, the auditing practice of McKennon Wilson & Morgan, LLP was engaged to perform an audit of our financial statements as of March 31, 1999 and for the two years then ended, included in this Annual Report on Form 10-KSB for the year ended March 31, 1999.

     The decision to change principal independent accountants was made by our Board of Directors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance with Section 16(A) of the Exchange Act

(a)    Identification of Directors and Executive Officers.

     The following table sets forth certain information concerning our directors and executive officers:

                                Position Held with         Date First
    Name             Age           the Company        Elected or Appointed
Fred G. Luke         52            President         December 1998 to Present
                                   Director          December 1998 to Present

John L. Lawver       60            Secretary         January 1998 to Present
                                   Director          March 1998 to Present

     All directors serve until our next Annual Meeting of Shareholders and until their successors are elected and qualified. Our officers serve at the discretion of the board of directors. Our directors generally consider the status of the officers at the meeting of our directors following each annual meeting of shareholders.

(b)    Business Experience

     The following is a brief account of the business experience during the past five years of each director and executive officer of our company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

     Fred G. Luke. Mr. Luke has been our President and CEO since December 1998. Mr. Luke has more than twenty-nine (29) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and Chief Executive Officer of NuOasis Resorts, Inc., (formerly, Nona Morelli's II, Inc.) ("NuOasis Resorts"), Chairman and President of NuVen, Chairman and President of Hart Industries, Inc. ("Hart"), and Chairman and President of Diversified Land & Exploration Co. ("DL&E") and Scientific NRG, Incorporated, and NetCommerce, Inc. among others. NuVen provides managerial, acquisition and administrative services to public and private companies including Yes. NuVen, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of ours. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

     Jon L. Lawver. Mr. Jon L. Lawver has been Secretary and a Director of our company since January and March 1999, respectively. Mr. Lawver has 22 years of experience in the area of bank financing where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988, Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment. Mr. Lawver also serves as a director of NetCommerce, SNRG, Hart and NuVen.

(c)    Identification of Certain Significant Employees.

       None.

(d)    Family relationships

       None.

(e)    Involvement in Certain Legal Proceedings.

       During the past five years, no director or officer of ours has:

       1. Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings.

       2. Been convicted in a criminal proceeding.

       3. Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.

       4. Been found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

(f)    Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that our directors and officers and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports filed.

     Based solely on its review of the copies of the reports it received from persons required to file, we believe that during the period from April 1, 1998 through March 31, 1999, all filing requirements applicable to our officers, directors and greater than ten-percent shareholders were complied with.


Item 10.  Executive Compensation

(a)    Summary Compensation Table.

     The following summary compensation table sets forth in summary form the compensation received during each of our last two completed years by our president and four most highly paid officers ("Named Executive Officers"). There were no officers who earned in excess of $100,000 per annum:


Name and Principal               Salary    Other Annual          Options
Position                Year     ($) (1)   Compensation($)      Granted(#)(2)
Fred G. Luke            1999        -          N/A                 N/A
President and CEO       1998        -
(12-98 to Present)

Guy Anthome             1998        -          N/A                 N/A
Former Chairman and
CEO
(June 1996 to
December 1998)

Jon L. Lawver           1999     12,000        N/A                 N/A
Secretary               1998     12,000        N/A                 N/A
(1-98 to Present)

     (1)  The accrued but unpaid value of base salary (cash and non-cash).

     (2) Except for stock option plans, we do not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one year. No stock options are currently outstanding.

(b)    Stock Options

       None.

(c)    Long-Term Incentive Plans Table

       There were no long-term incentive plans during the last two years.



Item 11.   Security Ownership of Certain Beneficial Owners and Management

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding ownership of the Company's common stock as of March 31, 1999. The table includes (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (b) each director, (b) each director individually, (c) the named executive officer, and (d) the directors and officers as a group. Unless otherwise indicated, the persons named in the table possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).

                                                       Amount and
                                                       Nature of
                    Name and Address                   Beneficial     Percent
Title of Class      of Beneficial Owner                 Interest     of Class(1)
No par value        Georges Marciano Trust
Common Stock        9756 Wilshire Blvd.
                    Beverly Hills, CA 90212             2,700,000       21%

                    NewBridge Capital, Inc.
                    4695 MacArthur Court, Suite 530
                    Newport Beach, California 92660     3,514,693       27%

                    Cede & Co.
                    P.O. Box 20 Bowling Green
                    New York, NY 10004                  6,303,244       49%

No par value        NuVen Advisors L.P.
Preferred Stock     4695 MacArthur Court, Suite 530
                    Newport Beach, California 92660     1,277,005       100%

Directors and Officers

                    All Officers and Directors as a
                    group                                 -              -

     (1) Based on 12,786,492 common shares and 1,277,005 preferred shares outstanding, as appropriate.

Item 12.   Certain Relationships and Related Transactions

     Effective January 21, 1998, we entered into an Advisory and Management Agreement (the "Advisory Agreement") with NuVen, the predecessor of NuVen Advisors Limited Partnership, for the engagement of NuVen to perform professional and advisory services. We had approximately $103,000 due to NuVen as of March 31, 1999.


ITEM 13.   Exhibits and Reports on Form 8-K.

(a)   Financial Statements

     The Financial Statements included in this Item are indexed on Page F-1, "Index to Financial Statements."

(b)   Financial Statement Schedules

      None.

(c)   Exhibits

      Item
      No.     Description

      3.1     Restated Articles of Incorporation of the Company
      3.2     Restated Bylaws of the Company
      4.1     Specimen Common Stock Certificate
     10.1 Advisory and Management Agreement with NuVen Advisors, Inc. now NuVen Advisors, L.P.
     27.1     Financial Data Schedule

All exhibts have been previously filed with the Securities and Exchange Commission.

                                   SIGNATURES



     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                YES CLOTHING CO.


Date:  April 7, 2000                 By:  /s/  Fred G. Luke
                                               Fred G. Luke, President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated.


                                YES CLOTHING CO.


Date:  April 7, 2000                 By:  /s/  Fred G. Luke
                                               Fred G. Luke, Director

Date:  April 7, 2000                 By:  /s/  Jon L. Lawver
                                               Jon L. Lawver, Director

                                YES CLOTHING CO.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

   Description

   Independent Auditors' Report.............................................F-2

   Balance Sheet as of March 31, 1999.......................................F-3

   Statements of Operations for the Years Ended March 31, 1999 and 1998.....F-4

   Statements of Stockholders' Deficit for the Years Ended
     March 31, 1999 and 1998................................................F-5

   Statements of Cash Flows for the Years Ended March 31, 1999 and 1998.....F-6

   Notes to Financial Statements............................................F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
YES Clothing Co.

     We have audited the accompanying balance sheet of YES Clothing Co. as of March 31, 1999 and the related statements of operations, changes in shareholders' deficit and cash flows for each of the years in the two-year period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YES Clothing Co. as of March 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, has a deficit of working capital and tangible net worth, and other adverse financial indicators. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McKennon, Wilson & Morgan LLP
McKennon, Wilson & Morgan LLP
Irvine, California
December 8, 1999

                                YES CLOTHING CO.

                                  BALANCE SHEET

                                 March 31, 1999



                                      ASSETS

Current assets                                                    $          -


                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                1,180,000
     Accrued expenses                                                  460,000
     Income taxes payable                                              971,000
     Due to affiliate                                                  103,000
         Total current liabilities                                   2,714,000

Commitments and contingencies (Note 4)                                       -

Shareholders' deficit (Note 6):
     Series A convertible preferred stock, no par;
     2,000,000 shares authorized; 1,277,005 shares issued
     and outstanding; convertible
     into 41,694,213 shares of common stock                          1,409,000
     Common stock, no par; 20,000,000 shares authorized;
         12,786,492 shares issued and outstanding                   11,949,000
     Accumulated deficit                                           (16,072,000)
         Total shareholders' deficit                                (2,714,000)
                                                                  $          -









                        See Notes to Financial Statements

                                YES CLOTHING CO.

                            STATEMENTS OF OPERATIONS

                   For the Years Ended March 31, 1999 and 1998



                                                         1999           1998

Net sales                                           $          -    $ 1,778,000
Cost of sales                                                  -      1,798,000
         Gross loss                                            -        (20,000)
Expenses:                                                      -        115,000
     Royalty expense
     Selling, general and administrative                 613,000      1,923,000
     Loss from operations                               (613,000)    (2,058,000)
Other income (expense):
     Interest expense                                   (126,000)      (160,000)
     Loss on sale of assets                                    -        (67,000)
     Other                                                     -          1,000
Loss before income taxes and extraordinary item         (739,000)    (2,284,000)
Income tax expense                                             -        971,000
Loss before extraordinary item                          (739,000)    (3,255,000)

Extraordinary Item - gain on settlement of debt, net     420,000              -

Net loss                                            $   (319,000)   $(3,255,000)

Basic and diluted earnings (loss) per share:
     Loss before extraordinary gain                 $       (.06)   $      (.36)
     Extraordinary gain                             $        .03
     Net loss                                       $       (.03)   $      (.36)

Basic and diluted weighted average common shares
     outstanding                                      12,361,182      9,086,368






                       See Notes to Financial Statements.

                                YES CLOTHING CO.

                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                   For the Years Ended March 31, 1999 and 1998



                             Series A Convertible
                                Preferred Stock            Common Stock          Accumulated
                              Shares       Amount      Shares        Amount        Deficit        Total
Balances, March 31, 1997           -    $        -    7,036,492   $11,308,000   $(12,498,000)  $(1,190,000)
Issuance of common
stock for services                 -             -    2,050,000       123,000              -       123,000
Net loss                           -             -            -             -     (3,255,000)   (3,255,000)
Balances, March 31, 1998           -             -    9,086,492    11,431,000    (15,753,000)   (4,322,000)
Issuance of Series A
convertible preferred
stock in satisfaction of
debt                       1,277,005     1,409,000            -             -              -     1,409,000
Issuance of common
stock for services                 -             -    2,200,000             -                      308,000
Exercise of stock options          -             -    1,500,000       210,000              -       210,000
Net loss                           -             -            -             -       (319,000)     (319,000)
Balances, March 31, 1999   1,277,005    $1,409,000   12,786,492   $11,949,000   $(16,072,000)  $(2,714,000)












                       See Notes to Financial Statements.

                                YES CLOTHING CO.

                            STATEMENTS OF CASH FLOWS

                   For the Years ended March 31, 1999 and 1998


                                                        1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $  (319,000)    $(3,255,000)
  Reconciliation of net loss to net cash used in
     operating activities:
     Depreciation and amortization                            -         115,000
     Issuance of common stock for services              308,000         123,000
     Loss on sale of property and equipment                   -          67,000
     Gain on settlement of debt                        (420,000)              -
  Increase (decrease) in cash due to changes in
     operating assets and liabilities:
     Accounts receivable                                      -         355,000
     Allowance and reserve                                    -        (354,000)
     Due from officers                                        -           4,000
     Other receivables                                        -           7,000
     Inventories                                              -         644,000
     Prepaid expenses                                         -          34,000
     Accounts payable                                         -         225,000
     Accrued expenses                                   141,000         208,000
     Income taxes payable                                     -         971,000
Net cash used in operating activities                  (290,000)       (856,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                  -         265,000
Due from officers                                             -         120,000
Decrease in other assets                                      -          74,000
Net cash provided by investing activities                     -         459,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from factor                                          -         469,000
Payments on contracts payable                                 -        (110,000)
Increase (decrease) in Due to Affiliate                  80,000         (42,000)
Proceeds from exercise of stock options                 210,000               -
Net cash provided by financing activities               290,000         317,000
Net decrease in cash                                          -         (80,000)
Cash, at beginning of year                                    -          80,000

Cash, at end of year                                $         -     $         -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
     FINANCING ACTIVITIES -
Issuance of preferred stock for note payable        $ 1,409,000     $         -

                       See Notes to Financial Statements.

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999 and 1998


Note 1.   Organization

Yes Clothing Co. (the "Company") was incorporated on July 1, 1982, in the State of California. Through July 1997, the Company designed, manufactured and marketed a diversified line of apparel primarily for women and young men. The Company sold its garments throughout the United States and Canada to retail department stores, specialty chains and specialty stores.

In June 1996, the Company's principal shareholder sold approximately 50% of the Company's outstanding shares to an individual who assumed the position of Chairman and Chief Executive Officer of the Company. In July 1997, due to a lack of trade credit and working capital, the Company temporarily suspended its operations pending receipt of additional capital or third party credit. In December 1997, the Company filed for protection from its creditors pursuant to Chapter 11 of the United States Bankruptcy Code. In March 1998, the Bankruptcy Court dismissed the Company's bankruptcy proceedings.

In April 1998, the Company relinquished its rights to the YES(R) trademarks in connection with a purchase and sale agreement whereby an affiliate of the Company satisfied certain senior secured debt on behalf of the Company (see Note
7).

Note 2.   Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At March 31, 1999, the Company has liabilities in excess of assets totaling approximately $2.7 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to execute its plan of reorganization, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things. The Company is currently appealing an income tax liability (Note 5) with the Internal Revenue Service. In the event management is able to effect the plan of reorganization, they will seek capital through a private or public offering of debt or equity securities. A portion of the proceeds will be used to repurchase the YES(R) trademarks, and to market the Company's licenses for apparel and accessories bearing the brand. There are no assurances that the Company will be successful in completing its plan of reorganization and/or seeking capital to resume operations. No adjustments have been made to the accompanying financial statements as a result of these uncertainties.

Provision for Income Taxes

The Company accounts for its income taxes under an asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999 and 1998


Note 2.   Summary of Significant Accounting Policies (continued)

Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

At March 31, 1999, the Company has no assets considered financial instruments. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The ultimate satisfaction of such liabilities is expected to result in settlements at a fraction of the carrying value in the accompanying balance sheet, the ultimate amount of which is unknown.

Stock-Based Compensation

The Financial Accounting Standards Board ("FASB") issued Statement of
Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has determined to continue to account for stock-based compensation under the prior standard, as management believes the effect of the new accounting standard will not be significant.

Loss Per Common Share

The Company adopted SFAS 128, "Earnings per Share" ("EPS") during fiscal
1998. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. The Company's capital structure is not complex and adoption had no impact on prior amounts reported. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Due to the net losses incurred in fiscal 1999 and 1998, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share.

Anti-dilutive securities at March 31, 1999, which could be dilutive in future periods include preferred stock convertible into approximately 41,694,000 shares of common stock (Note 6).

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999 and 1998



Note 2.   Summary of Significant Accounting Policies (continued)

Reporting Comprehensive Income

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income."
This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income, as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company has adopted the provisions of this statement during the current fiscal year, with no impact on the accompanying financial statements.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, the FASB issued SFAS 131, "Disclosures of an Enterprise and Related Information." The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation performance, and for which discrete financial information is available. Disclosure requirements under SFAS 131 will not impact the Company's financial position or results of operations. At March 31, 1999, the Company had no identifiable assets or operations constituting a segment as defined by this statement.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Accordingly, the Company will adopt SFAS No. 133 beginning on April 1, 2000. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's financial statements or related disclosures.

Note 3.   Note Payable

The Company had a credit facility with a bank, consisting of a $1.2 million note payable secured by a standby letter of credit provided by a major customer. During fiscal 1998, the standby letter of credit was drawn upon to repay the bank. Under the replacement obligation, the Company owed approximately $1.4 million, including interest of approximately $220,000. In December 1998, the Company's affiliate NuVen indemnified the Company of this obligation in consideration for the issuance of 1,277,005 shares of the Company's preferred stock (Note 6).

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999 and 1998



Note 4.   Commitments and Contingencies

Litigation

The Company has several money judgments against it as a result of past-due trade accounts payable. The value of such judgments is included in accounts payable. Management is unaware of any matters, pending or threatened, which may have an impact on the financial statements. See Note 5 for discussion of a matter involving the Internal Revenue Service ("IRS").

Note 5.   Income Taxes

The Company's net deferred tax assets at March 31, 1999, consist of net operating loss carryforwards for federal and state income tax reporting amounting to approximately $20.9 million and $5.5 million, respectively. At March 31, 1999, the Company provided a 100% valuation allowance for these net operating loss carryforwards totaling approximately $7.4 million. During the years ended March 31, 1998 and 1999, the Company's valuation allowance increased approximately $130,000 and $1.3 million, respectively.

The Company recorded no benefit for income taxes during the periods presented; however, the Company did record an income tax expense amounting to $971,000 relating to a carryback claim (see below). The minimum federal income tax rate of 34% was reduced to zero percent as the result of the Company recording a 100% valuation allowance for its deferred tax assets.

In fiscal 1997, the Company filed a carryback claim for a refund of certain taxes paid in prior periods totaling approximately $971,000. The Company was notified in fiscal 1998 that the carryback claim was invalid and that the Company is obligated to repay such monies. The Company is currently appealing the audit assessment made by the IRS, and it has petitioned the U.S. Tax Court to review this matter. As a result of this denial of the carryback claim in fiscal 1998, the Company recorded a provision for income taxes for the assessment in the fiscal 1998 financial statements.

Note 6.   Shareholders' Deficit

Series A Convertible Preferred Stock

In December 1998, the Company issued 1,277,005 shares of Series A
Convertible Preferred Stock ("Preferred Stock") to an affiliate in consideration for the settlement of $1,409,000 of the Company's debt. Each share of preferred stock is convertible, at the option of the holder, into 32 65/100th shares, or 41,694,213 shares of the Company's common stock, notwithstanding any stock dividend or reverse stock split by the Company. Such right to convert will commence as of the issue date and continue thereafter for a period of five years ending on the fifth anniversary of the issue date. As of March 31, 1999, no Preferred Stock had been converted to common stock.

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999 and 1998



Note 6.   Shareholders' Deficit (continued)

The Preferred Stock has the same voting rights in all matters as the common stock on a two-for-one basis. Additionally, the holders of the Preferred Stock are entitled to receive common stock dividends when, as, and if declared by the directors of the Company, at the rate of $0.20 per share to be paid in cash or in market value of the Company's common stock. As of March 31, 1999, no dividends had been paid by the Company.

At the option of its directors, the Company may at any time or from time to time, subject to applicable provisions of California law, redeem the whole or any part of the outstanding Preferred Stock. Upon redemption, the Company will pay for each share redeemed, the amount of two dollars per share, payable in cash, plus a premium to compensate the original purchaser for the investment risk and cost of capital equal to the greater of (a) two dollars per share, or
(b) an amount per share equal to fifty percent of the market capitalization of the Company on the date of notice of such redemption divided by 2,000,000.

In the event of any liquidation, the Preferred Stock shareholders are entitled to receive a preferential amount equal to two dollars per share plus the redemption provisions as noted above.

Common Stock

In March 1998, the Company issued 2,050,000 shares of common stock valued at $0.06 per share for services rendered in connection with various consulting agreements (Note 8).

In April 1998, the Company issued 2,200,000 shares of common stock valued at $0.14 per share for services rendered and to be rendered in connection with various consulting agreements (Note 8).

Common Stock Purchase Options

The Company had a stock option plan (the "Plan") for key employees, directors, officers and consultants of the Company. The Plan was terminated effective March 31, 1999. Stock purchase options activity during fiscal 1999 and 1998 was as follows:

                                                                       Weighted
                                                  Range of              Average
                                                  Exercise             Exercise
                                    Options        Prices                Price
Outstanding and exercisable,
March 31, 1997                      620,000      $0.07 - $3.38        $   0.12
Granted                           1,500,000          0.14                 0.14
Canceled                           (620,000)      0.07 - 3.38             0.12
Outstanding and exercisable,
March 31, 1998                    1,500,000          0.14                 0.14
Exercised                        (1,500,000)         0.14                 0.14
Outstanding and exercisable,
March 31, 1999                            -             -

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999 and 1998




Note 6.   Shareholders' Deficit (continued)

During fiscal 1998, in connection with two engagement letter and fee agreements for advisory and merger and acquisition services, the Company granted options to purchase 750,000 shares each, of the Company's common stock at an exercise price of 110% of the 10-day moving average bid price for the Company's common stock or $0.14 per share. The fair market value of the underlying common stock on the dates of grant was less than the exercise price, as such, no additional compensation expense was recorded. All options pursuant to such agreements were exercised during fiscal 1999.

The Company has not presented the pro forma impact on net loss and net loss per share for each of the years in the two-year period ended March 31, 1999, as if the fair value of the stock options granted were measured under SFAS 123, as substantially all of the options granted in prior years have been canceled or expired. In addition, the pro forma disclosures required by SFAS 123 would not cause the pro forma information to be materially different from the historical information.

Note 7.   Extraordinary Item

The Company had an agreement with a factor under which the Company sold all of its trade accounts receivable, without recourse, and was permitted advances of 100% on the net sales factored at any time before their maturity date. The agreement was secured by an interest in all of the Company's inventories and accounts receivable. In connection with such agreement, the Company was indebted for approximately $420,000 immediately prior to reaching a settlement. On April 3, 1998, in connection with a purchase and sale agreement, an affiliate of the Company satisfied the debt and gained the rights to the Company's YES(R) trademarks as consideration. Since the financial statements had no carrying value for the trademarks, the Company recognized an extraordinary gain on the settlement of this debt in fiscal 1999. No income taxes were allocated to this extraordinary item since the Company has no income tax benefits recorded in the financial statements.

Note 8.   Related Party Transactions

In December 1998, the Company's affiliate NuVen indemnified the Company of $1,409,000 in debt in consideration for the issuance of 1,277,005 shares of the Company's Preferred Stock (Note 6).

On January 21, 1998, the Company entered into an advisory and management agreement with NuVen to perform administrative, human resource, and merger and acquisition services. Pursuant to such agreement, the Company agreed to pay NuVen a monthly fee of $10,000, payable quarterly in advance, in cash or the Company's common stock at 50% of the market value of such shares, as defined, on the date NuVen agrees to accept such shares. The Company expensed $120,000 and $30,000 during fiscal 1999 and 1998, respectively, issued 500,000 shares each during fiscal 1999 and 1998 at $0.14 and $0.06 per share, respectively, and had $50,000 due to NuVen as of March 31, 1999.

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999 and 1998

Note 8.   Related Party Transactions (continued)

On January 22, 1998, the Company entered into a consulting agreement with Mr. J.L. Lawver, pursuant to which Mr. Lawver is to perform consulting services. Pursuant to the agreement, the Company agreed to pay Mr. Lawver a monthly fee of $3,000 payable, quarterly in advance, in the Company's common stock. No cash payments were made to Mr. Lawver by the Company during fiscal 1999 and 1998. The Company expensed $36,000 and $9,000 during fiscal 1999 and 1998, respectively, issued 150,000 shares each during fiscal 1999 and 1998 at $0.14 and $0.06 per share, respectively, and had $15,000 due to Mr. Lawver as of March 31, 1999.

     On March 31, 1998, the Company entered into a consulting agreement with Mr. Jonathan L. Small, pursuant to which Mr. Small is responsible for the Company's business development. Pursuant to the agreement, the Company agreed to pay Mr. Small a monthly fee of $3,000 payable, quarterly in advance, in the Company's common stock. The Company expensed $36,000 during fiscal 1999, issued 150,000 shares at $0.14 per share, and had $15,000 due to Mr. Small as of March 31, 1999.