Form 10-Q
period 1999-06-30
YES CLOTHING CO
filed 2000-06-15
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1999             Commission File Number 0 - 18064

                                YES CLOTHING CO.
             (Exact name of registrant as specified in its charter)

                                   California
         (State or other jurisdiction of incorporation or organization)

                                    95-376867
                           (I.R.S. Employer I.D. No.)

        4695 MacArthur Court, Suite 530, Newport Beach, California 92660
          (Address of principal executive offices, including zip code)

                                 (949) 833-2094
              (Registrant's telephone number, including area code)

                                       N/A
                 (Former Address, if changed since last report)

                                       N/A
             (Former telephone number, if changed since last report)

     Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Company was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

         NO___                                      YES   X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

           Class                                   Outstanding at June 30, 1999
 Common Stock, $.01 par value                               12,786,492

                                YES CLOTHING CO.
                                      INDEX



                                     PART I

                                                                            Page
Item 1.     Financial Information

            Balance Sheets.................................................... 3

            Statements of Operations.......................................... 4

            Statements of Cash Flows.......................................... 5

            Notes to Financial Statements..................................... 6

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................... 7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........ 7


                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings................................................. 8


Item 2.     Changes in Securities............................................. 8


Item 3.     Defaults Upon Senior Securities................................... 8

Item 4.     Submission of Matters to a Vote of Security Holders............... 8

Item 5.     Other Information................................................. 8

Item 6.     Exhibits and Reports on Form 8-K.................................. 8


            Signatures........................................................ 9

                                YES CLOTHING CO.
                      Consolidated Condensed Balance Sheets
                         As of June 30, 1999 (Unaudited)


                                                                June 30, 1999      March 31, 1999
                                                                 (Unaudited)
ASSETS
Current Assets                                                 $            -     $            -

                LIABILITIES AND SHAREHOLDERS' DEFICIT
   Accounts payable                                            $    1,180,000     $    1,180,000
    Accrued expenses                                                  460,000            460,000
    Income taxes payable                                              971,000            971,000
    Due to affiliate                                                  151,000            103,000
             Total current liabilities                              2,762,000          2,714,000
Shareholder's Deficit:
  Series A convertible preferred stock, no par;
   2,000,000shares authorized; 1,277,005 shares issued
   and outstanding; convertible into 41,694,213 shares
   of common stock                                                  1,409,000          1,409,000
  Common stock, no par; 20,000,000 shares authorized;
     12,786,492 issued and outstanding                             11,949,000         11,949,000
  Accumulated deficit
         Total shareholders' deficit                              (16,200,000)       (16,072,000)
                                                                   (2,762,000)        (2,714,000)
                                                               $            -     $            -







         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.

                       CONDENSED STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1999 and 1998

                                                     1999             1998
Net sales                                       $           -     $           -
Cost of sales                                               -                 -
      Gross loss                                            -                 -
Expenses:
   Selling, general and administrative                 48,000            20,000
   Loss from operations                               (48,000)          (20,000)
Other income (expense):
   Interest Expense                                         -          (116,000)
Loss before income taxes                              (48,000)         (136,000)
Income tax expense                                          -                 -

Net loss                                        $     (48,000)    $    (136,000)

Basic and diluted earnings (loss) per share:    $        (.01)    $        (.02)
Basic and diluted weighted average common
shares            outstanding                      12,786,492         9,086,492












         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.
                       Condensed Statements of Cash Flows
                           For the Three Months Ended
                             June 30, 1999 and 1998

                                                       Three Months Ended
                                                             June 30,
                                                       1999           1998
                                                    (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                         $  (48,000)    $ (136,000)
   Reconciliation of  net loss to net cash
      used by operating activities:
   Increases in cash due to changes in
       operating assets and liabilities:
         Accrued expenses                               48,000        136,000
   Net cash (used) by operating activities                   -              -
Cash and cash equivalents, beginning of period               -              -
Cash and cash equivalents, end of period            $        -     $        -











         See accompanying notes to these condensed financial statements

                                YES CLOTHING CO.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999


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


Note 2.    Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At June 30, 1999, the Company has liabilities in excess of assets totaling approximately $2.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to execute its plan of reorganization, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things.

Item 2:   Management's  Discussion  and  Analysis of Financial Condition
               And Results of Operations

Results of Operations

Quarter Ended June 30, 1999 versus June 30 1998

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

     There were no operations during first quarter of fiscal 2000, and 1999. As a result, there were no revenues or cost of revenues were incurred..

     Total selling, general and administrative ("SG&A") expenses increased 140% from $20,000 in fiscal 1999 to $48,000 in fiscal 2000. The increase is attributed to an accrued expenses for services that began in the second quarter of fiscal 1999.

     There was no interest in fiscal 2000 as there were no borrowing from factor or credit facility in place. Interest expense in fiscal 1999 entirely represents interest on a letter of credit facility.

Capital Resources and Liquidity

     We have incurred net losses and negative cash flows from operating activities since inception. At June 30, 1999, through the date of this filing, our liabilities exceed our assets by approximately $2.8 million. We currently receive financial support from NuVen. Our future depends on our ability to execute a plan of reorganization which consists of the satisfaction of our obligations primarily through the issuance of shares of common stock. Upon the completion of our plan of reorganization, if successful, we intend to reacquire the Yes Clothing Co. trademarks. This will pave the way for us to raise capital through a private or public offering of securities; however, there are no assurances that we will be successful in raising such capital. Upon completing a raise of capital, we plan to secure licenses for rights to manufacture, distribute and sell clothing and accessories containing the Yes trademark. These contracts will, if successful, generate license acquisition fees to provide working capital. We do not intend to operate in the day-to-day operations of manufacturing, distributing and marketing products containing the Yes brand.

     These factors discussed above raise substantial doubt about our ability to continue as a going concern. As such, our independent auditors have modified their report to include an explanatory paragraph with respect to such uncertainty. There were no adjustments made to the financial statements as a result of such uncertainty


Item 3.    Quantitative and Qualitative Disclosures about Market Risk

           N/A

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

             No change from that which was reported in the Form 10K for the year ended March 31, 1999.

Item 2.      Changes in Securities

             None.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        YES CLOTHING CO.



Dated:    June 14, 2000                 By:/s/  Fred G. Luke
                                        Fred G. Luke
                                        President