Form 10-Q
period 1999-09-30
YES CLOTHING CO
filed 2000-06-28
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1999        Commission File Number 0 - 18064

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

                                         YES X          NO___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

            Class                              Outstanding at September 30, 1999
   Common Stock, $.01 par value                             12,786,492

                                YES CLOTHING CO.
                                     INDEX
                                                                            Page
                                     PART I

Item 1.     Financial Information

            Balance Sheets................................................... 3

            Statements of Operations......................................... 4

            Statements of Cash Flows......................................... 5

            Notes to Financial Statements.................................... 6

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................... 7

Item 3.     Quantitative and Qualitative Disclosures
                about Market Risk............................................ 7


                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings................................................ 8

Item 2.     Changes in Securities............................................ 8

Item 3.     Defaults Upon Senior Securities.................................. 8

Item 4.     Submission of Matters to a Vote of Security Holders ............. 8

Item 5.     Other Information................................................ 8

Item 6.     Exhibits and Reports on Form 8-K................................. 8


            Signatures....................................................... 9

                                YES CLOTHING CO.
                      Consolidated Condensed Balance Sheets
                      As of September 30, 1999 (Unaudited)

                                                          September 30, 1999         March 31, 1999
                                                             (Unaudited)
                     ASSETS
Current Assets                                             $            -            $           -

  LIABILITIES AND SHAREHOLDERS' DEFICIT
    Accounts payable                                       $    1,180,000            $   1,180,000
    Accrued expenses                                              465,000                  460,000
    Income taxes payable                                          971,000                  971,000
    Due to affiliate                                              199,000                  103,000

        Total current liabilities                               2,815,000                2,714,000

  Shareholder's Deficit:
    Series A convertible preferred stock, no par;
      2,000,000shares authorized; 1,277,005
      shares issued and outstanding; convertible
      into 41,694,213 shares of common stock                    1,409,000                1,409,000
    Common stock, no par; 20,000,000 shares authorized;
      12,786,492 issued and outstanding                        11,949,000               11,409,000
    Accumulated deficit                                       (16,173,000)             (16,072,000)

        Total shareholders' deficit                            (2,815,000)              (2,714,000)
                                                           $            -            $           -










         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.

                       CONDENSED STATEMENTS OF OPERATIONS

                    For the Six Months and Three Months Ended
                           September 30, 1999 and 1998
                                   (Unaudited)

                                             Six Months Ended           Three Months Ended
                                                September 30,             September 30,
                                            1999           1998          1999        1998
Net Sales                                 $        -    $        -    $        -  $        -
Cost of Sales                                      -             -             -           -
Gross loss                                         -             -             -           -
Operating expenses:
Selling, general &  administrative           101,000       110,000        53,000      90,000

   Loss from operations                     (101,000)     (110,000)      (53,000)    (90,000)
Other income (expense)
   Interest expense                                -      (126,000)            -     (10,000)

Loss before income taxes and
   Extraordinary item                       (101,000)     (236,000)      (53,000)   (100,000)
Income tax expense                                 -             -             -           -
Loss before extraordinary item              (101,000)     (236,000)      (53,000)   (100,000)

Extraordinary item-gain on
   settlement of debt-net                          -       420,000             -     420,000

Net income (loss)                         $ (101,000)   $  184,000    $  (53,000) $  320,000


Basic and diluted earnings (loss) per
   share:
   Loss before extraordinary gain         $     (.01)   $     (.02)   $     (.01) $     (.01)
   Extraordinary gain                                   $      .04                $      .04
   Net income (loss)                      $     (.01)   $      .02    $     (.01) $      .03

Basic and diluted weighted average
   Common  shares outstanding             12,786,492    10,011,492    12,786,492  10,936,492



         See accompanying notes to these condensed financial statements

                                YES CLOTHING CO.
                       Condensed Statements of Cash Flows

                            For the Six Months Ended
                          September 30, 1999 and 1998

                                                          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $ (101,000)    $  184,000
    Reconciliation of net loss to net cash used in
       operating activities:
    Issuance of common stock for services                      -        308,000
    Gain on settlement of debt                                 -       (420,000)
    Increase in cash due to changes in
       operating assets and liabilities:
    Accrued expenses                                       5,000         10,000
Net cash used in operating activities                    (96,000)        82,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in Due to Affiliate                   96,000       (128,000)
Proceeds from exercise of stock options                        -        210,000
Net cash provided by financing activities                 96,000         82,000
Net decrease in cash                                           -              -
Cash, at beginning of year                                     -              -

Cash, at end of year                                  $        -     $        -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
         FINANCING ACTIVITIES -
Issuance of preferred stock for note payable          $        -     $1,409,000








         See accompanying notes to these condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1999


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

     In April 1998, the Company relinquished its rights to the YES(R) trademarks in connection with a purchase and sale agreement whereby an affiliate of the Company satisfied certain senior secured debt on behalf of the Company.


Note 2.  Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At September 30, 1999, the Company has liabilities in excess of assets totaling approximately $2.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to execute its plan of reorganization, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months and Three Months Ended September 30, 1999 versus September 30 1998

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

     There were no operations during first half of fiscal 2000, and 1999. As a result, there were no revenues or cost of revenues were incurred.

     Total selling, general and administrative ("SG&A") expenses were $101,000 in fiscal 2000 as compared to $110,000 in fiscal 1999. The accrued expenses were for services that began in the second quarter of fiscal 1999.

     There was no interest in fiscal 2000 as there were no borrowing from factor or credit facility in place. Interest expense in fiscal 1999 entirely represents interest on a letter of credit facility, which was settled in the fiscal 1999 second quarter.

Capital Resources and Liquidity

     We have incurred net losses and negative cash flows from operating activities since inception. At September 30, 1999, through the date of this filing, our liabilities exceed our assets by approximately $2.8 million. We currently receive financial support from NuVen. Our future depends on our ability to execute a plan of reorganization which consists of the satisfaction of our obligations primarily through the issuance of shares of common stock. Upon the completion of our plan of reorganization, if successful, we intend to reacquire the Yes Clothing Co. trademarks. This will pave the way for us to raise capital through a private or public offering of securities; however, there are no assurances that we will be successful in raising such capital. Upon completing a raise of capital, we plan to secure licenses for rights to manufacture, distribute and sell clothing and accessories containing the Yes trademark. These contracts will, if successful, generate license acquisition fees to provide working capital. We do not intend to operate in the day-to-day operations of manufacturing, distributing and marketing products containing the Yes brand.

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



                                    YES CLOTHING CO.

Dated:    June 27, 2000             By: /s/ Fred G. Luke
                                            Fred G. Luke
                                            President