Form 10-Q
period 1999-12-31
YES CLOTHING CO
filed 2000-06-29
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 1999         Commission File Number 0 - 18064

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

             Class                              Outstanding at December 31, 1999
  Common Stock, $.01 par value                              12,786,492

                                YES CLOTHING CO.
                                      INDEX

                                                                           Page

                                     PART I

Item 1.     Financial Information

            Balance Sheets.................................................. 3

            Statements of Operations........................................ 4

            Statements of Cash Flows........................................ 5

            Notes to Financial Statements................................... 6

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................... 7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk...... 7


                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings............................................... 8

Item 2.     Changes in Securities........................................... 8

Item 3.     Defaults Upon Senior Securities................................. 8

Item 4.     Submission of Matters to a Vote of Security Holders............. 8

Item 5.     Other Information............................................... 8

Item 6.     Exhibits and Reports on Form 8-K................................ 8


            Signatures...................................................... 9

                                YES CLOTHING CO.
                      Consolidated Condensed Balance Sheets
                       As of December 31, 1999 (Unaudited)


                                                             December 31, 1999      March 31, 1999
                                                                (Unaudited)
                              ASSETS
Current Assets                                                $           -         $           -

  LIABILITIES AND SHAREHOLDERS' DEFICIT
    Accounts payable                                          $   1,180,000         $   1,180,000
    Accrued expenses                                                475,000               460,000
    Income taxes payable                                            971,000               971,000
    Due to affiliate                                                227,500               103,000

        Total current liabilities                                 2,853,500             2,714,000

  Shareholder's Deficit:
    Series A convertible preferred stock, no par;
        2,000,000shares authorized; 1,277,005 shares
        issued and outstanding; convertible into
        41,694,213 shares of common stock                         1,409,000             1,409,000
    Common stock, no par; 20,000,000 shares
        authorized; 12,786,492 issued and outstanding            11,949,000            11,949,000
    Accumulated deficit                                         (16,211,500)          (16,072,000)

        Total shareholders' deficit                              (2,853,500)           (2,714,000)
                                                              $           -         $           -










         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.

                       CONDENSED STATEMENTS OF OPERATIONS

                   For the Nine Months and Three Months Ended
                           December 31, 1999 and 1998
                                   (Unaudited)

                                                Nine Months Ended             Three Months Ended
                                                    December 30,                 December 30,
                                                 1999           1998          1999            1998
Net Sales                                   $        -      $         -    $         -    $         -
Cost of Sales                                        -                -              -              -
Gross loss                                           -                -              -              -
Operating expenses:
  Selling, general &  administrative           139,500          360,000         38,500        250,000
  Loss from operations                        (139,500)        (360,000)       (38,500)      (250,000)
Other income (expense)
  Interest expense                                   -         (126,000)             -              -
Loss before income taxes and
  Extraordinary item                          (139,500)        (486,000)       (38,500)      (250,000)
Income tax expense                                   -                -              -              -
Loss before extraordinary item                (139,500)        (486,000)       (38,500)      (250,000)

Extraordinary item-gain on
  settlement of debt-net                             -          420,000              -              -

Net income (loss)                           $ (139,500)     $   (66,000)   $   (38,500)   $   250,000)

Basic and diluted earnings (loss) per
   share:
   Loss before extraordinary gain           $     (.01)     $      (.05)   $      (.01)   $      (.02)
   Extraordinary gain                                       $       .04
   Net income (loss)                        $     (.01)     $      (.01)   $      (.01)   $      (.02)


Basic and diluted weighted average
   Common  shares outstanding                  12,786,492     10,936,492      12,786,492   12,786,492



         See accompanying notes to these condensed financial statements

                                YES CLOTHING CO.
                       Condensed Statements of Cash Flows

                           For the Nine Months Ended
                           December 30, 1999 and 1998

                                                            1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $   (139,500)    $  (66,000)
  Reconciliation of net loss to net cash used in
     operating activities:
  Issuance of common stock for services                            -        308,000
  Gain on settlement of debt                                       -       (420,000)
  Increase in cash due to changes in
     operating assets and liabilities:
  Accrued expenses                                            15,000         10,000
Net cash used in operating activities                       (124,500)      (168,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in Due to Affiliate                      124,500       (378,000)
Proceeds from exercise of stock options                            -        210,000
Net cash provided by financing activities                    124,500       (168,000)
Net decrease in cash                                               -              -
Cash, at beginning of year                                         -              -

Cash, at end of year                                    $          -     $        -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITIES -
Issuance of preferred stock for note payable            $          -     $ 1,409,000










         See accompanying notes to these condensed financial statements

                                YES CLOTHING CO.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 1999




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


Note 2.  Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At December 31, 1999, the Company has liabilities in excess of assets totaling approximately $2.9 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to execute its plan of reorganization, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months and Three Months Ended December 31, 1999 versus December 31 1998

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

     There were no operations during first nine months of fiscal 2000, and 1999. As a result, there were no revenues or cost of revenues were incurred..

     Total selling, general and administrative ("SG&A") expenses were $139,500 in fiscal 2000 as compared to $360,000 in fiscal 1999. The accrued expenses were for services that began in the second quarter of fiscal 1999, which included specific fees in the third quarter relating to the restructuring ofthe Company.

     There was no interest in fiscal 2000 as there were no borrowing from factor or credit facility in place. Interest expense in fiscal 1999 entirely represents interest on a letter of credit facility, which was settled in the fiscal 1999 second quarter.

Capital Resources and Liquidity

     We have incurred net losses and negative cash flows from operating activities since inception. At December 31, 1999, through the date of this filing, our liabilities exceed our assets by approximately $2.9 million. We currently receive financial support from NuVen. Our future depends on our ability to execute a plan of reorganization which consists of the satisfaction of our obligations primarily through the issuance of shares of common stock. Upon the completion of our plan of reorganization, if successful, we intend to reacquire the Yes Clothing Co. trademarks. This will pave the way for us to raise capital through a private or public offering of securities; however, there are no assurances that we will be successful in raising such capital. Upon completing a raise of capital, we plan to secure licenses for rights to manufacture, distribute and sell clothing and accessories containing the Yes trademark. These contracts will, if successful, generate license acquisition fees to provide working capital. We do not intend to operate in the day-to-day operations of manufacturing, distributing and marketing products containing the Yes brand.

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

                                    YES CLOTHING CO.

Dated:    June 28, 2000             By: /s/ Fred G. Luke
                                            Fred G. Luke
                                            President