Form 10KSB
period 2000-03-31
YES CLOTHING CO
filed 2000-06-29
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _____________ to ________________

Commission File Number 0-18064

                                YES CLOTHING CO.
                 (Name of Small Business Issuer in Its Charter)

           California                                         95-3768671
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
    incorporation or organization)


4695 MacArthur Court, Suite 530    Newport Beach, California            92660
         (Address of principal executive offices)                     (Zip Code)

                                 (949) 833-2094
                 Issuer's telephone number, including area code:

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Stock, No Par Value

Check whether the issur [1] has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past
90 days.                        YES             NO X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid price and asked prices of such stock, as of March 1, 2000, was approximately $1,021,515.

         Class                                       Outstanding at May 31, 2000
Common stock, no par value                                    12,786,492


Documents Incorporated by Reference:                 None

                              YES CLOTHING COMPANY

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                            Page

                                     PART I.

Item 1.    Business...........................................................3
Item 2.    Properties.........................................................6
Item 3.    Legal Proceedings..................................................6
Item 4.    Submission of Matters to a Vote of Security Holders................6

                                    PART II.

Item 5.    Market for the Registrant's Common Equity and Related
                Stockholder Matters...........................................7
Item 6.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................7
Item 7.    Financial Statements ..............................................9
Item 8.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................9

                                    PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons of
                the Company; Compliance with Section 16(A) of the
                   Exchange Act...............................................10
Item 10.   Executive Compensation.............................................12
Item 11.   Security Ownership of Certain Beneficial Owners and Management.....13
Item 12.   Certain Relationships and Related Transactions ....................14
Item 13.   Exhibits and Reports on Form 8-K...................................14

                                     PART I



Item 1.   Business

     YES Clothing Co.(R) ("Yes") was incorporated in California in 1982. Through July 1997, our company designed, contracted for the manufacture of, and marketed diversified lines of, apparel for women in junior sizes, and for young men. Our garments were manufactured predominantly in the United States, and were sold to retail department stores and specialty chains and stores throughout North America.

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

     In January 1998, we added certain members of NuVen Advisors, Inc. ("NuVen") as members of the board of directors. We needed the corporate finance skills of Mr. Fred Luke, Jr. to assist us in completing our plan of reorganization. Mr. Luke formed a plan with certain secured creditors to settle the outstanding claims without the assistance of the Bankruptcy Court. On March 11, 1998, our petition under Chapter 11 of the U.S. Bankruptcy Code was dismissed by the Bankruptcy Court. NuVen, a company controlled by Mr. Luke, satisfied the obligations of the Company to Republic Factors Corp., the senior secured creditor in connection with our factoring agreement. Subsequently, NuVen foreclosed on our trademarks.

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

Apparel and Apparel Design

     We offered clothing for the women's "junior" market and young men's markets. Our business was generally divided among five retail selling seasons:
Spring, Summer, Fall, Back-to-School, and Holiday. For each selling season, we introduced a separate apparel collection each year. Seasonal factors caused some variance in production and sales levels among fiscal quarters in any fiscal year, but we did not regard our overall business as highly seasonal.

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

     Young Men's. We marketed casual apparel for young men under the Body Glove label. The young men's line, with its distinctive and contemporary look, used corduroy, cotton and rayon twill and nylon in the production of T- shirts, sweatshirts, shirts, shorts and pants. We terminated our Body Glove license on May 9, 1997.

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

Advertising and Promotion

     Our advertising strategy was to promote an image associated with a fashionable look and youthful style and to promote the YES Clothing Co.'s brands. We did not advertise extensively in 1997 through 2000. The Company had no cooperative advertising program for its retailers although, with advance approval, we reimbursed our customers for advertising our products.

Brands and Trademarks

     Our principal trademarks, YES Clothing Co.(R) YES(R), YES Men(R), YES Kids(R) and YES Jeans(R) were lost to NuVen Advisors.

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

Employees

     We are currently inactive and the day-to-day business affairs are handled by NuVen, Fred G. Luke, in his capacity as President of the Company, and various professional consultants. At present, we have no full- time employees.

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

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters

Price Range of Common Stock

Market Prices

                                         Quarters Ending
                  March 31        Dec. 31        Sept. 30        June 30
Fiscal 2000
     Low          $  0.02        $  0.01         $  0.02         $  0.02
     High            0.23           0.03            0.05            0.13

Fiscal 1999
    Low           $  0.01        $  0.01         $  0.04         $  0.06
    High             0.11           0.07            0.30            0.41

Approximate Number of Holders of Common Stock Securities

     We had approximately 51 holders of record of common stock as of May 31, 2000.

Dividends

     We have never paid, nor do we intend to pay, cash dividends on our common equity.


Item 6.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Results of Operations

Fiscal Years 2000 and 1999

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

     There were no operations during fiscal 2000, and 1999. As a result, there were no revenues or cost of revenues were incurred..

     Total selling, general and administrative ("SG&A") expenses decreased 71% from $613,000 in fiscal 1999 to $178,000 in fiscal 2000. The decrease is attributed to the now complete suspension of the Company's operations resulting in reductions in payroll, rent, insurance, depreciation and sales-related expenses.

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

Capital Resources and Liquidity

     We have incurred net losses and negative cash flows from operating activities since inception. On December 17, 1997, we filed for protection from our creditors pursuant to Chapter 11 of the United States Bankruptcy Code. In January 1998, we added certain members of NuVen Advisors as members of the board of directors. We needed the work-out skills of Mr. Fred Luke, to assist us in completing our plan of reorganization. Mr. Luke formed a plan for certain secured creditors to settle the outstanding claims without the assistance of the Bankruptcy Court. We requested that the matter be dismissed in order for us to execute our plan of reorganization with our creditors, and on March 11, 1998, our petition under Chapter 11 of the U.S. Bankruptcy Code was dismissed by the Bankruptcy Court. As of March 31, 1999, we had a working capital deficit exceeding $2.7 million. On April 8, 1998, we sold the Yes(R) trademark for $420,000 to NuVen to raise capital sufficient to settle our outstanding senior credit facility, and, on the same date, we reached a settlement agreement with Republic Factors Corp., the senior secured creditor in connection with our factoring agreement. On or about June 30, 1999, NuVen sold its rights to the Yes trademarks to an affiliated company, Newbridge Capital, Inc.("Newbridge"), formally Scientific NRG, Incorporated .

     At March 31, 2000, through the date of this filing, our liabilities exceed our assets by approximately $2.9 million. We currently receive financial support from NuVen. Our future depends on our ability to execute a plan of reorganization which consists of the satisfaction of our obligations primarily through the issuance of shares of common stock. Upon the completion of our plan of reorganization, if successful, we intend to reacquire the Yes Clothing Co. trademarks. This will pave the way for us to raise capital through a private or public offering of securities; however, there are no assurances that we will be successful in raising such capital. Upon completing a raise of capital, we plan to secure licenses for rights to manufacture, distribute and sell clothing and accessories containing the Yes trademark. These contracts will, if successful, generate license acquisition fees to provide working capital. We do not intend to operate in the day-to-day operations of manufacturing, distributing and marketing products containing the Yes brand.

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

None

                                    PART III


Item 9.     Directors, Executive Officers, Promoters and Control Persons of the
                Company; Compliance with Section 16(A) of the Exchange Act

(a)      Identification of Directors and Executive Officers.

The following table sets forth certain information concerning our directors and executive officers:

                               Position Held with           Date First
    Name            Age          the Company            Elected or Appointed
Fred G. Luke        53         President & CEO          December 1998 to Present
                               Director                 December 1998 to Present
John L. Lawver      61         Secretary                January 1998 to Present
                               Director                 March 1998 to Present

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

     Fred G. Luke. Mr. Luke has been our President and CEO since December 1998. Mr. Luke has more than twenty-nine (29) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and Chief Executive Officer of NuOasis Resorts, Inc., (formerly, Nona Morelli's II, Inc.) ("NuOasis Resorts"), Chairman and President of NuVen, Chairman and President of Hart Industries, Inc. ("Hart"), and Chairman and President of Diversified Land & Exploration Co. ("DL&E") and Newbridge, and NetCommerce, Inc. among others. NuVen provides managerial, acquisition and administrative services to public and private companies including Yes. NuVen, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of ours. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

     Jon L. Lawver. Mr. Jon L. Lawver has been Secretary and a Director of our company since January and March 1999, respectively. Mr. Lawver has 22 years of experience in the area of bank financing where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988, Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment. Mr. Lawver also serves as a director of NetCommerce, Newbridge, Hart and NuVen.

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

     Based solely on its review of the copies of the reports it received from persons required to file, we believe that during the period from April 1, 1998 through March 31, 2000, all filing requirements applicable to our officers, directors and greater than ten-percent shareholders were complied with.

Item 10.     Executive Compensation

(a)      Summary Compensation Table.

     The following summary compensation table sets forth in summary form the compensation received during each of our last two completed years by our president and four most highly paid officers ("Named Executive Officers"). There were no officers who earned in excess of $100,000 per annum:

Name and Principal                   Salary     Other Annual         Options
Position                   Year      ($) (1)    Compensation($)   Granted (#)(2)
Fred G. Luke               2000         -            N/A               N/A
President and CEO          1999         -            N/A               N/A
(12-98 to Present)         1998         -            N/A               N/A
Guy Anthome                1998         -            N/A               N/A
Former Chairman and
CEO
(June 1996 to
December 1998)
Jon L. Lawver              2000      36,000          N/A               N/A
Secretary                  1999      15,000          N/A               N/A
(1-98 to Present)          1998      12,000          N/A               N/A

___________________________
(1)   The accrued but unpaid value of base salary (cash and non-cash).
(2) Except for stock option plans, we do not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one year. No stock options are currently outstanding.

(b)   Stock Options

      None.

(c)   Long-Term Incentive Plans Table

      There were no long-term incentive plans during the last two years.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding ownership of the Company's common stock as of March 31, 2000. The table includes (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (b) each director, (b) each director individually, (c) the named executive officer, and (d) the directors and officers as a group. Unless otherwise indicated, the persons named in the table possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).

                                                            Amount and
                                                             Nature of
                      Name and Address                       Beneficial
Title of Class        of Beneficial Owner                    Interest     Percent of
                                                                           Class (1)
No par value          Georges Marciano Trust
Common Stock          9756 Wilshire Blvd.
                      Beverly Hills, CA 90212                2,700,000        21%
                      NewBridge Capital, Inc.
                      4695 MacArthur Court, Suite 530
                      Newport Beach, California 92660        3,514,693        27%
                      Cede & Co.
                      P.O. Box 20 Bowling Green
                      New York, NY 10004                     6,303,244        49%
No par value          NuVen Advisors Limited Partnership
Preferred Stock       4695 MacArthur Court, Suite 530
                      Newport Beach, California 92660        1,277,005        100%

Directors and Officers

No par value          All Officers and Directors as a
Common Stock          group                                      -             -

____________________
(1) Based on 12,786,492 common shares and 1,277,005 preferred shares outstanding, as appropriate.


Item 12.      Certain Relationships and Related Transactions

     Effective January 21, 1998, we entered into an Advisory and Management Agreement (the "Advisory Agreement") with NuVen, the predecessor of NuVen Advisors Limited Partnership, for the engagement of NuVen to perform professional and advisory services. We had approximately $131,000 due to NuVen as of March 31, 2000.

ITEM 13.      Exhibits and Reports on Form 8-K.

(a)      Financial Statements

The Financial Statements included in this Item are indexed on Page F-1, "Index to Financial Statements."

(b)      Financial Statement Schedules

None.

(c)      Exhibits

         Item
         No.      Description

         3.1      Restated Articles of Incorporation of the Company(1)
         3.2      Restated Bylaws of the Company(1)
         4.1      Specimen Common Stock Certificate(1)
         10.1 Advisory and Management Agreement with NuVen Advisors, Inc. now NuVen Advisors, L.P.(1)
         27.1     Financial Data Schedule

         (1) Exhibits previously filed with the SEC.

                                   SIGNATURES


     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        YES CLOTHING CO.


Date:    June 28, 2000                  By: /s/  Fred G. Luke
                                                 Fred G. Luke, President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated.

                                        YES CLOTHING CO.


Date:    June 28, 2000                  By:  /s/ Fred G. Luke
                                                 Fred G. Luke, Director

Date:    June 28, 2000                  By:  /s/ Jon L. Lawver
                                                 Jon L. Lawver, Director

                                YES CLOTHING CO.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
 Description

 Independent Auditors' Report................................................F-2

 Balance Sheet as of March 31, 2000..........................................F-3

 Statements of Operations for the Years Ended March 31, 2000 and 1999........F-4

 Statements of Stockholders' Deficit for the Years Ended
    March 31, 2000 and 1999..................................................F-5

 Statements of Cash Flows for the Years Ended March 31, 2000 and 1999........F-6

 Notes to Financial Statements...............................................F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
YES Clothing Co.

     We have audited the accompanying balance sheet of YES Clothing Co. as of March 31, 2000 and the related statements of operations, shareholders' deficit and cash flows for each of the years in the two- year period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YES Clothing Co. as of March 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2000, in conformity with generally accepted accounting principles.

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



/s/  McKennon, Wilson & Morgan LLP

McKennon, Wilson & Morgan LLP
Irvine, California
June 23, 2000

                                YES CLOTHING CO.

                                  BALANCE SHEET

                                 March 31, 2000


       ASSETS
Current assets                                                  $            -

       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                             $    1,180,000
   Accrued expenses                                                    485,000
   Income taxes payable                                                971,000
   Due to affiliate                                                    256,000
      Total current liabilities                                      2,892,000

Commitments and contingencies (Note 4)                                       -

Shareholders' deficit (Note 6):
   Series A convertible preferred stock, no par; 2,000,000 shares authorized; 1,277,005 shares issued and outstanding;
    convertible into 41,694,213 shares of common stock               1,409,000
   Common stock, no par; 20,000,000 shares authorized;
    12,786,492 shares issued and outstanding                        11,949,000
   Accumulated deficit                                             (16,250,000)
      Total shareholders' deficit                                   (2,892,000)
                                                                $            -










                        See Notes to Financial Statements

                                YES CLOTHING CO.

                            STATEMENTS OF OPERATIONS

                   For the Years Ended March 31, 2000 and 1999

                                                              2000          1999
Net sales                                               $           -   $           -
Cost of sales                                                       -               -
    Gross loss                                                      -               -
Expenses:
    Royalty expense                                                 -               -
    Selling, general and administrative                       178,000         613,000
    Loss from operations                                     (178,000)       (613,000)
Other income (expense):
    Interest Expense                                                -        (126,000)
Loss before income taxes and extraordinary item              (178,000)       (739,000)
Income tax expense                                                  -               -
Loss before extraordinary item                               (178,000)       (739,000)

Extraordinary Item-gain on settlement of debt, net                  -         420,000

Net loss                                                $    (178,000)  $    (319,000)

Basic and diluted earnings (loss) per share:
    Loss before extraordinary gain                      $        (.01)  $        (.06)
    Extraordinary gain                                                  $         .03
    Net loss                                            $        (.01)  $        (.03)

Basic and diluted weighted average common shares
    outstanding                                            12,786,492      12,361,182








                       See Notes to Financial Statements.





                                YES CLOTHING CO.

                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                   For the Years Ended March 31, 2000 and 1999



                                     Series A Convertible
                                         referred Stock            Common Stock          Accumulated
                                    Shares         Amount      Shares       Amount         Deficit        Total
Balances, March 31, 1998                 -      $        -   9,086,492    $11,431,000   $(15,753,000)   $(4,322,000)
Issuance of Series A
  convertible preferred stock
  in satisfaction of debt        1,277,005       1,409,000           -              -              -      1,409,000
Issuance of common stock
  for services                           -               -   2,200,000        308,000              -        308,000
Exercise of stock options                -               -   1,500,000        210,000              -        210,000
Net loss                                 -               -           -              -       (319,000)      (319,000)

Balances, March 31, 1999         1,277,005       1,409,000  12,786,492     11,949,000    (16,072,000)    (2,714,000)
Net loss                                 -               -           -              -       (178,000)      (178,000)

Balances, March 31, 2000         1,277,005      $1,409,000  12,786,492    $11,949,000   $(16,250,000)   $(2,892,000)






                       See Notes to Financial Statements.

                                YES CLOTHING CO.

                            STATEMENTS OF CASH FLOWS

                   For the Years ended March 31, 2000 and 1999


                                                              1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $    (178,000)    $    (319,000)
  Reconciliation of net loss to net cash used in
     operating activities:
     Issuance of common stock for services                           -           308,000
     Gain on settlement of debt                                      -          (420,000)
  Increase in cash due to changes in
     operating assets and liabilities:
     Accrued expenses                                           25,000           141,000
Net cash used in operating activities                         (153,000)         (290,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Due to Affiliate                                   153,000            80,000
Proceeds from exercise of stock options                              -           210,000
Net cash provided by financing activities                      153,000           290,000
Net decrease in cash                                                 -                 -
Cash, at beginning of year                                           -                 -

Cash, at end of year                                     $           -     $           -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
     FINANCING ACTIVITIES -
Issuance of preferred stock for note payable             $           -     $   1,409,000










                       See Notes to Financial Statements.

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2000 and 1999



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


Note 2.       Summary of Significant Accounting Policies

Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At March 31, 2000, the Company has liabilities in excess of assets totaling approximately $2.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to execute its plan of reorganization, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things. The Company is currently appealing an income tax liability (Note 5) with the Internal Revenue Service. In the event management is able to effect the plan of reorganization, they will seek capital through a private or public offering of debt or equity securities. A portion of the proceeds will be used to repurchase the YES(R) trademarks, and to market the Company's licenses for apparel and accessories bearing the brand. There are no assurances that the Company will be successful in completing its plan of reorganization and/or seeking capital to resume operations. No adjustments have been made to the accompanying financial statements as a result of these uncertainties.

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

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2000 and 1999


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

Financial Instruments

     At March 31, 2000, the Company has no assets considered financial instruments. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The ultimate satisfaction of such liabilities is expected to result in settlements at a fraction of the carrying value in the accompanying balance sheet, the ultimate amount of which is unknown.

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

Loss Per Common Share

     The Company adopted SFAS 128, "Earnings per Share" ("EPS") during fiscal 1998. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. The Company's capital structure is not complex and adoption had no impact on prior amounts reported. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Due to the net losses incurred in fiscal 2000 and 1999, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share.

     Anti-dilutive securities at March 31, 2000, which could be dilutive in future periods include preferred stock convertible into approximately 41,694,000 shares of common stock (Note 6).

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2000 and 1999


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

Disclosures about Segments of an Enterprise and Related Information

     In June 1997, the FASB issued SFAS 131, "Disclosures of an Enterprise and Related Information." The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation performance, and for which discrete financial information is available. Disclosure requirements under SFAS 131 will not impact the Company's financial position or results of operations. At March 31, 2000, the Company had no identifiable assets or operations constituting a segment as defined by this statement.

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

                                YES CLOTHING CO.

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2000 and 1999

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


Note 5.       Income Taxes

     The Company's net deferred tax assets at March 31, 2000, consist of net operating loss carryforwards for federal and state income tax reporting amounting to approximately $18.2 million and $5.8 million, respectively. At March 31, 2000, the Company provided a 100% valuation allowance for these net operating loss carryforwards totaling approximately $7.7 million. During the years ended March 31, 2000 and 1999, the Company's valuation allowance increased approximately $180,000 and $1.3million, respectively.

     The Company recorded no benefit for income taxes during the periods presented. The minimum federal income tax rate of 34% was reduced to zero percent as the result of the Company recording a 100% valuation allowance for its deferred tax assets.

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


Note 6.       Shareholders' Deficit

Series A Convertible Preferred Stock

     In December 1998, the Company issued 1,277,005 shares of Series A Convertible Preferred Stock ("Preferred Stock") to an affiliate in consideration for the settlement of $1,409,000 of the Company's debt. Each share of preferred stock is convertible, at the option of the holder, into 32 65/100th shares, or 41,694,213 shares of the Company's common stock, notwithstanding any stock dividend or reverse stock split by the Company. Such right to convert will commence as of the issue date and continue thereafter for a period of five years ending on the fifth anniversary of the issue date. As of March 31, 2000, no Preferred Stock had been converted to common stock.

     The Preferred Stock has the same voting rights in all matters as the common stock on a two-for-one basis. Additionally, the holders of the Preferred Stock are entitled to receive common stock dividends when, as, and if declared by the directors of the Company, at the rate of $0.20 per share to be paid in cash or in market value of the Company's common stock. As of March 31, 2000, no dividends had been paid by the Company.

                                YES CLOTHING CO.

                         NOTES TO FINANCIAL STATEMENTS
                             March 31, 2000 and 1999

Note 6.       Shareholders' Deficit (continued)

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

Common Stock Purchase Options

     The Company had a stock option plan (the "Plan") for key employees, directors, officers and consultants of the Company. The Plan was terminated effective March 31, 1999. Stock purchase options activity during fiscal 1999 was as follows:

                                                                   Weighted
                                                   Range of        Average
                                                   Exercise        Exercise
                                     Options        Prices          Price
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

     The Company has not presented the pro forma impact on net loss and net loss per share for each of the years in the two-year period ended March 31, 2000, as if the fair value of the stock options granted were measured under SFAS 123, as substantially all of the options granted in prior years have been canceled or expired. In addition, the pro forma disclosures required by SFAS 123 would not cause the pro forma information to be materially different from the historical information.

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

     On January 21, 1998, the Company entered into an advisory and management agreement with NuVen to perform administrative, human resource, and merger and acquisition services. Pursuant to such agreement, the Company agreed to pay NuVen a monthly fee of $10,000, payable quarterly in advance, in cash or the Company's common stock at 50% of the market value of such shares, as defined, on the date NuVen agrees to accept such shares. Effective October 1, 1999, the advisory agreement was amended reducing the monthly advisory fee to $3,500. The Company expensed $81,000 and $120,000 during fiscal 2000 and 1999, respectively, issued 500,000 shares during fiscal 1999 at $0.14 per share, respectively, and had $131,000 due to NuVen as of March 31, 2000.

     On January 22, 1998, the Company entered into a consulting agreement with Mr. J.L. Lawver, pursuant to which Mr. Lawver is to perform consulting services. Pursuant to the agreement, the Company agreed to pay Mr. Lawver a monthly fee of $3,000 payable, quarterly in advance, in the Company's common stock. No cash payments were made to Mr. Lawver by the Company during fiscal 2000 and 1999. The Company expensed $36,000 each during fiscal 2000 and 1999, respectively, issued 150,000 shares during fiscal 1999 at $0.14 per share, and had $51,000 due to Mr. Lawver as of March 31, 2000.

     On March 31, 1998, the Company entered into a consulting agreement with Mr. Jonathan L. Small, pursuant to which Mr. Small is responsible for the Company's business development. Pursuant to the agreement, the Company agreed to pay Mr. Small a monthly fee of $3,000 payable, quarterly in advance, in the Company's common stock. The Company expensed $36,000 each during fiscal 2000 and 1999, respectively and issued 150,000 shares during fiscal 1999 at $0.14 per share, and had $51,000 due to Mr. Small as of March 31, 2000.