Form 10-Q
period 2000-06-30
YES CLOTHING CO
filed 2000-08-21
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

     For the Quarter Ended June 30, 2000 Commission File Number 0 - 18064

                                YES CLOTHING CO.
             (Exact name of registrant as specified in its charter)

                                   California
         (State or other jurisdiction of incorporation or organization)

                                   95-376867
                           (I.R.S. Employer I.D. No.)

       4695 MacArthur Court, Suite 1450, Newport Beach, California 92660
          (Address of principal executive offices, including zip code)

                                 (949) 833-2094
              (Registrant's telephone number, including area code)

        4695 MacArthur Court, Suite 530, Newport Beach, California 92660
                 (Former Address, if changed since last report)

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

                                               YES _X     NO ___

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

             Class                           Outstanding at August 15, 2000
   Common Stock, $.01 par value                        12,786,492

                                YES CLOTHING CO.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.    Financial Information

           Balance Sheets..................................................... 3

           Statements of Operations........................................... 4

           Statements of Cash Flows........................................... 5

           Notes to Financial Statements...................................... 6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................. 7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk......... 7


                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.................................................. 8


Item 2.    Changes in Securities.............................................. 8


Item 3.    Defaults Upon Senior Securities.................................... 8

Item 4.    Submission of Matters to a Vote of Security Holders................ 8


Item 5.    Other Information.................................................. 8

Item 6.    Exhibits and Reports on Form 8-K................................... 8


           Signatures......................................................... 9

                                YES CLOTHING CO.
                      Consolidated Condensed Balance Sheets
                         As of June 30, 2000 (Unaudited)

                                                                  June 30, 2000      March 31, 2000
                                                                   (Unaudited)

                               ASSETS
Current Assets                                                  $             -    $              -

                LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable                                                $      1,180,000   $      1,180,000
    Accrued expenses                                                     495,000            485,000
    Income taxes payable                                                 971,000            971,000
    Due to affiliate                                                     266,000            256,000
             Total current liabilities                                 2,912,000          2,892,000
Shareholder's Deficit:
  Series A convertible preferred stock, no par;
      2,000,000shares authorized; 1,277,005 shares issued
      and outstanding; convertible into 41,694,213 shares
      of common stock                                                  1,409,000          1,409,000
  Common stock, no par; 20,000,000 shares authorized;
      12,786,492 issued and outstanding                               11,949,000         11,949,000
  Accumulated deficit                                                (16,270,000)       (16,250,000)
        Total shareholders' deficit                                   (2,912,000)        (2,892,000)

                                                                $              -   $              -







         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.

                       CONDENSED STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999

                                                                 2000                  1999

    Net sales                                                $          -           $          -
    Cost of sales                                                       -                      -
    Gross loss                                                          -                      -
    Expenses:
    Selling, general and administrative                            20,000                 48,000
    Loss from operations                                          (20,000)               (48,000)
    Other income (expense):
    Interest Expense                                                    -                (48,000)
    Loss before income taxes                                      (20,000)               (48,000)
    Income tax expense                                                  -                      -

    Net loss                                                 $    (20,000)          $    (48,000)

    Basic and diluted earnings (loss) per share:             $       (.00)          $       (.01)
    Basic and diluted weighted average common shares
    outstanding                                                12,786,492             12,786,492









         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.
                       Condensed Statements of Cash Flows
                           For the Three Months Ended
                             June 30, 2000 and 1999

                                                                Three Months Ended
                                                                     June 30,
                                                              2000               1999
                                                           (Unaudited)        (Unaudited)
Cash Flows from Operating Activities:
Net loss                                                   $   (20,000)     $   (48,000)
   Reconciliation of  net loss to net cash
used by operating activities:
Increases in cash due to changes in
       operating assets and liabilities:
Accrued expenses                                                20,000           48,000
Net cash (used) by operating activities                              -                -
Cash and cash equivalents, beginning of period                       -                -
Cash and cash equivalents, end of period                   $         -      $         -


















See accompanying notes to these condensed financial statements

                                YES CLOTHING CO.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2000




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


Note 2.  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At June 30, 2000, the Company has liabilities in excess of assets totaling approximately $2.9 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to execute its plan of reorganization, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things.

Item 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations

Quarter Ended June 30, 2000 versus June 30 1999

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

Total selling, general and administrative ("SG&A") expenses decreased 140% from $48,000 in fiscal 1999 to $20,000 in fiscal 2000. The increase is attributed to an accrued expenses for services that began in the second quarter of fiscal 1999.

Capital Resources and Liquidity

We have incurred net losses and negative cash flows from operating activities since inception. At June 30, 2000, through the date of this filing, our liabilities exceed our assets by approximately $2.9 million. We currently receive financial support from NuVen. Our future depends on our ability to execute a plan of reorganization which consists of the satisfaction of our obligations primarily through the issuance of shares of common stock. Upon the completion of our plan of reorganization, if successful, we intend to reacquire the Yes Clothing Co. trademarks. This will pave the way for us to raise capital through a private or public offering of securities; however, there are no assurances that we will be successful in raising such capital. Upon completing a raise of capital, we plan to secure licenses for rights to manufacture, distribute and sell clothing and accessories containing the Yes trademark. These contracts will, if successful, generate license acquisition fees to provide working capital. We do not intend to operate in the day-to-day operations of manufacturing, distributing and marketing products containing the Yes brand.

These factors discussed above raise substantial doubt about our ability to continue as a going concern. As such, our independent auditors have modified their report to include an explanatory paragraph with respect to such uncertainty. There were no adjustments made to the financial statements as a result of such uncertainty


Item 3.    Quantitative and Qualitative Disclosures about Market Risk

           N/A

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           No change from that which was reported in the Form 10K for the year ended March 31, 2000.

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

                                    YES CLOTHING CO.

Dated:    August 21, 2000           By:  /s/  Fred G. Luke
                                              Fred G. Luke
                                              President