Form 10-Q
period 2000-09-30
YES CLOTHING CO
filed 2000-11-20
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2000       Commission File Number 0 - 18064

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

                   NO___                   YES   X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

           Class                                Outstanding at October 31, 2000
  Common Stock, $.01 par value                             127,865

                                YES CLOTHING CO.
                                      INDEX

                                                                          Page

                                     PART I

Item 1.    Financial Information

           Balance Sheet..................................................... 3

           Statements of Operations.......................................... 4

           Statements of Cash Flows.......................................... 5

           Notes to Financial Statements..................................... 6

Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 7

Item 3.   Quantitative and Qualitative Disclosures
                 about Market Risk........................................... 7


                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.................................................. 8

Item 2.   Changes in Securities.............................................. 8

Item 3.   Defaults Upon Senior Securities.................................... 8

Item 4.   Submission of Matters to a Vote of
                 Security Holders............................................ 8

Item 5.   Other Information.................................................. 8

Item 6.   Exhibits and Reports on Form 8-K................................... 8

          Signatures......................................................... 9

                                YES CLOTHING CO.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      As of September 30, 2000 (Unaudited)




ASSETS
  Prepaid Taxes                                                 $         1,600
  Current Assets                                                $         1,600

LIABILITIES AND SHAREHOLDERS' DEFICIT
  Accounts payable                                              $     1,215,877
  Accrued expenses                                                      482,785
  Due to affiliate                                                      282,120

       Total current liabilities                                      1,980,782

Shareholder's Deficit:
  Series A convertible preferred stock, no par;
   2,000,000 shares authorized; 1,277,005 shares
   issued and outstanding; convertible into
   416,942 shares of common stock                                     1,409,000
  Common stock, no par; 20,000,000 shares
   authorized; 127,865 issued and outstanding                        11,949,000
  Accumulated deficit                                               (15,337,182)

         Total shareholders' deficit                                 (1,979,182)

                                                                $         1,600










         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.

                       CONDENSED STATEMENTS OF OPERATIONS





                         For the Six Months Ended    For the Three Months Ended
                              September 30,               September 30,
                            2000           1999        2000              1999
                               (Unaudited)                 (Unaudited)

Net sales                $          -  $         -   $         -  $          -

Expenses:
  Selling, general and
  administrative               57,327      101,000        37,327        53,000
  Loss from operations        (57,327)    (101,000)      (37,327)      (53,000)
Other income (expense):
Loss before income taxes      (57,327)    (101,000)      (37,327)      (53,000)
Income tax expense                855            -           855             -

Loss before
  extraordinary items         (58,182)    (101,000)      (38,182)      (53,000)

Extraordinary gain from
  forgiveness of debt,
  net of income taxes
  of $0                       971,000            -       971,000             -

Net income (loss)        $    912,818  $  (101,000)  $   932,818  $    (53,000)

Basic and diluted
  income (loss) per
  share:
   Loss from continuing
     operations          $      (0.46) $     (0.79)  $     (0.30) $      (0.41)
   Extraordinary gain            7.59            -          7.59             -
   Net income (loss)     $       7.14  $     (0.79)  $      7.30  $      (0.41)

Weighted average number
   of shares
   outstanding                127,865      127,865       127,865       127,865




         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                           Six Months Ended
                                                             September 30,
                                                          2000           1999
                                                       (Unaudited)   (Unaudited)

Cash Flows from Operating Activities:
   Net Income (loss)                                   $  912,818   $  (101,000)
   Reconciliation of  net income
     (loss) to net cash used by
     operating activities:

   Gain on extinguishment of debt                        (971,000)            -
   Increase (decrease) in cash
     due to changes in operating
     assets and liabilities:
       Prepaid expenses                                    (1,600)            -
       Accounts payable                                    35,887             -
       Accrued expenses                                    (2,225)        5,000
   Net cash used by operating activities                  (26,120)      (96,000)

Cash Flows from Financing Activities:
   Increase in due to affiliate                            26,120        96,000
   Net cash provided by financing activities               26,120        96,000
   Net change  in cash                                          -             -
   Cash, at beginning of period                                 -             -

   Cash, at end of period                              $        -   $         -












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

On October 9, 2000, the Company was merged into Yes Clothing Company, Inc., a Nevada corporation formed by it on July 31, 2000, and changed its name from Yes, Clothing Co. At that time, the newly formed Nevada corporation exchanged one (1) share for every one hundred (100) shares of YES Clothing Co. The merger was recorded at historical costs since the companies were under common control, and all amounts, including share information, have been retroactively restated for the years presented.

Note 2.  Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At September 30, 2000, the Company has liabilities in excess of assets totaling approximately $2.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to execute a plan of reorganization, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things. Once the liabilities can be satisfied, the Company can seek capital through a private or public of equity securities. There are no assurances that a plan of reorganization can be completed or that funds will be available to the Company to effect its business plan.

                                YES CLOTHING CO.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2000

Unaudited Interim Financial Statements

In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's results of operation for the three and six months ended September 30, 2000 and 1999 and cash flows for the six months ended September 30, 1999 and 2000. These results are not necessarily indicative of the results expected for the year ending March 31, 2001.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one for one hundred exchange of shares resulting from the Company reincorporating in Nevada and effecting the merger on October 9, 2000 (Note 1).

Note 3.  Extraordinary Item

In fiscal 1997, the Company filed a carryback claim for a refund of certain taxes paid in prior periods totaling approximately $971,000. The Company was notified in fiscal 1998 that the carryback claim was invalid and that the Company is obligated to repay such monies. Accordingly, the Company recorded a liability for the $971,000. The Company appealed the audit assessment and in the second quarter of fiscal 2001, entered into a settlement agreement with the IRS, whereby the assessment was reversed.

As a result of the agreement, the Company recognized extraordinary income of $971,000 in the second quarter of fiscal 2001.

Note 4.  Subsequent Event

In September 2000, the Company was notified by Newbridge Capital, Inc. ("NBRG") of its intention to convert 177,005 shares of the Company's Series A Preferred into common stock. Upon issuance of the common shares, NBRG will own approximately 49% of the outstanding common shares of the Company.

Item 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations

Quarter Ended September 30, 2000 versus September 30 1999

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

There were no operations during second quarter of fiscal 2001, and 2000. As a result, there were no revenues or cost of revenues were incurred.

Total selling, general and administrative ("SG&A") expenses for the second quarter were $37,000 in fiscal 2001 as compared to $53,000 in fiscal 2000. The expenses were primarily attributed to accrued expenses for services that began in the second quarter of fiscal 1999 and the fluctuation is not considered significant.

Extraordinary Item

As noted in Note 3, as a result of settlement agreement with the IRS, the Company recognized extraordinary income of $971,000 in the second quarter of fiscal 2001.

Capital Resources and Liquidity

We have incurred net losses and negative cash flows from operating activities since inception. At September 30, 2000, through the date of this filing, our liabilities exceed our assets by approximately $2.0 million. These factors discussed above raise substantial doubt about our ability to continue as a going concern. We currently receive financial support from NuVen. Our future depends on our ability to execute a plan of reorganization which consists of the satisfaction of our obligations primarily through the issuance of shares of common stock. Upon the completion of our plan of reorganization, if successful, we intend to reacquire the Yes Clothing Co. trademarks. This will pave the way for us to raise capital through a private or public offering of securities; however, there are no assurances that we will be successful in raising such capital. Upon completing a raise of capital, we plan to secure licenses for rights to manufacture, distribute and sell clothing and accessories containing the Yes trademark. These contracts will, if successful, generate license acquisition fees to provide working capital. We do not intend to operate in the day-to-day operations of manufacturing, distributing and marketing products containing the Yes brand.

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

                                            YES CLOTHING CO.

Dated:    November 20, 2000         By:  /s/   Jon L. Lawver
                                               Jon L. Lawver
                                               Treasurer, Secretary and Director