Form 10-Q
period 2000-12-31
YES CLOTHING CO
filed 2001-02-14
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2000        Commission File Number 0 - 18064

                                YES CLOTHING CO.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

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

                    NO___                      YES   X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

               Class                           Outstanding at February 13, 2001
   Common Stock, $.001 par value                            185,656

                                YES CLOTHING CO.
                                      INDEX

                                                                         Page
                                     PART I

Item 1.     Financial Information

            Balance Sheet ................................................. 3

            Statements of Operations....................................... 4

            Statements of Cash Flows....................................... 5

            Notes to Financial Statements.................................. 6

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 7

Item 3.     Quantitative and Qualitative Disclosures
                  about Market Risk........................................ 7


                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings............................................... 8

Item 2.     Changes in Securities .......................................... 8

Item 3.     Defaults Upon Senior Securities ................................ 8

Item 4.     Submission of Matters to a Vote of Security Holders ............ 8

Item 5.     Other Information .............................................. 8

Item 6.     Exhibits and Reports on Form 8-K ............................... 8

                  Signatures...............................................  9

                                YES CLOTHING CO.
                            CONDENSED BALANCE SHEETS
                       As of December 31, 2000 (Unaudited)




ASSETS

   Prepaid Taxes                                                $           800
   Current Assets                                               $           800

LIABILITIES AND SHAREHOLDERS' DEFICIT

   Accounts payable                                             $     1,265,352
    Accrued expenses                                                    481,113
    Due to affiliate                                                    254,160

             Total current liabilities                                2,000,625

Shareholder's Deficit:
    Series A convertible preferred stock, $.001 par;
      liquidation and redemption value of $2.00 per share;
      2,000,000 shares authorized; 1,100,000 shares
      issued and outstanding; convertible into
      359,150 shares of common stock                                  1,213,699
    Common stock, $.001 par; 75,000,000 shares
      authorized; 185,656 issued and outstanding                            186
    Additional Paid in Capital                                       12,144,115
    Accumulated deficit                                             (15,357,825)

         Total shareholders' deficit                                 (1,999,825)

                                                                $           800









         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.
                       CONDENSED STATEMENTS OF OPERATIONS





                                 Three Months Ended    Nine Months Ended
                                     December 31,        December 31,
                                   2000       1999     2000        1999
                                     (Unaudited)         (Unaudited)


Net sales                        $      -  $       -  $        -  $          -

Expenses-
   Selling, general and
   administrative                  19,843     38,500      77,225       139,500
Loss from operations              (19,843)   (38,500)    (77,225)     (139,500)
Other income (expense):
Loss before income taxes          (19,843)   (38,500)    (77,225)     (139,500)
Income tax expense                    800          -       1,600             -

Loss before extraordinary items   (20,643)   (38,500)    (78,825)     (139,500)

Extraordinary gain from forgiveness
   of debt, net of income
   taxes of $0                          -          -     971,000             -

Net Income (loss)                $(20,643) $ (38,500) $  892,175  $   (139,500)

Basic and diluted income (loss) per
   share:
    Loss from continuing
     operations                  $  (0.11) $   (0.30) $    (0.54) $      (1.09)
    Extraordinary gain               0.00          -        6.60             -
    Net loss                     $   0.11  $   (0.30) $     6.06  $      (1.09)

Weighted average number of shares
   outstanding                    185,656    127,865     147,129       127,865





         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                      Nine Months Ended
                                                         December  31,
                                                     2000           1999
                                                 (Unaudited)     (Unaudited)

Cash Flows from Operating Activities:
   Net Income (loss)                             $  892,175       $ (139,500)

   Reconciliation of  net income (loss)
      to net cash used by
      operating activities:

   Gain on extinguishment of debt                  (971,000)               -
   Increase (decrease) in cash due to changes in
       operating assets and liabilities:
         Prepaid expenses                              (800)               -
         Accounts payable                            85,352                -
         Accrued expenses                            (3,887)          15,000
   Net cash provided/(used)
       by operating activities                        1,840         (124,500)

Cash Flows from Financing Activities:
   Decrease in due to affiliate                      (1,840)         124,500
   Net cash provided/(used) by
       financing activities                           (1,840)        124,500
   Net change  in cash                                     -               -
   Cash, at beginning of period                            -               -

   Cash, at end of period                        $         -      $        -











         See accompanying notes to these condensed financial statements

                                YES CLOTHING CO.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2000


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

In April 1998, the Company relinquished its rights to the YES "(R)" trademarks in connection with a purchase and sale agreement whereby an affiliate of the Company satisfied certain senior secured debt on behalf of the Company (see Note
7).

On November 13, 2000, the Company was merged into Yes Clothing Company, Inc., a Nevada corporation formed by it on July 31, 2000, and changed its name from Yes Clothing Co. At that time, the newly formed Nevada corporation exchanged one (1) share for every one hundred (100) shares of YES Clothing Co. The merger was recorded at historical costs since the companies were under common control, and all amounts, including share information, have been retroactively restated for the periods presented.

In October 2000, the Company converted 177,005 shares of the Company's Series A Preferred into 5,779,213 shares of common stock. These shares reverted to 57,792 after the reverse split in November, 2000. Upon issuance of the common shares, NBRG owns approximately 50% of the outstanding common shares of the Company.

                                YES CLOTHING CO.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2000

Note 2.  Summary Of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At December 31, 2000, the Company has liabilities in excess of assets totaling approximately $2.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to execute a plan of reorganization, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things. Once the liabilities can be satisfied, the Company can seek capital through a private or public of equity securities. There are no assurances that a plan of reorganization can be completed or that funds will be available to the Company to effect its business plan.

Unaudited Interim Financial Statements

In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's results of operation for the three and nine months ended December 31, 2000 and 1999 and cash flows for the nine months ended December 31, 1999 and 2000. These results are not necessarily indicative of the results expected for the year ending March 31, 2001.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one for one hundred exchange of shares resulting from the Company reincorporating in Nevada and effecting the merger on November 13, 2000 (Note 1).


Note 3.  Extraordinary Item

In fiscal 1997, the Company filed a carryback claim for a refund of certain taxes paid in prior periods totaling approximately $971,000. The Company was notified in fiscal 1998 that the carryback claim was invalid and that the Company was obligated to repay such monies. Accordingly, the Company recorded a liability for the $971,000. The Company appealed the audit assessment and in the second quarter of fiscal 2001, entered into a settlement agreement with the IRS, whereby the assessment was reversed. As a result of the agreement, the Company recognized extraordinary income of $971,000 in the second quarter of fiscal 2001.

Item 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations

Quarter Ended December 31, 2000 versus December 31 1999

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

There were no operations during third quarter of fiscal 2001, and 2000. As a result, there were no revenues or cost of revenues were incurred.

Total selling, general and administrative ("SG&A") expenses for the third quarter were $19,800 in fiscal 2001 as compared to $53,000 in fiscal 2000. The expenses were primarily attributed to accrued expenses for services that began in the third quarter of fiscal 1999 and the fluctuation is not considered significant.

Extraordinary Item

As noted in Note 3, as a result of settlement agreement with the IRS, the Company recognized extraordinary income of $971,000 in the second quarter of fiscal 2001.

Capital Resources and Liquidity

We have incurred net losses and negative cash flows from operating activities since inception. At December 31, 2000, through the date of this filing, our liabilities exceed our assets by approximately $2.0 million. These factors discussed above raise substantial doubt about our ability to continue as a going concern. We currently receive financial support from NewBridge. Our future depends on our ability to execute a plan of reorganization which consists of the satisfaction of our obligations primarily through the issuance of shares of common stock. Upon the completion of our plan of reorganization, if successful, we intend to reacquire the Yes Clothing Co. trademarks. This will pave the way for us to raise capital through a private or public offering of securities; however, there are no assurances that we will be successful in raising such capital. Upon completing a raise of capital, we plan to secure licenses for rights to manufacture, distribute and sell clothing and accessories containing the Yes trademark. These contracts will, if successful, generate license acquisition fees to provide working capital. We do not intend to operate in the day-to-day operations of manufacturing, distributing and marketing products containing the Yes brand.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         N/A

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     No change from that which was reported in the Annual Report on Form 10-KSB for the year ended March 31, 2000.

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

                                         YES CLOTHING CO.

Dated: February 14 , 2001                By:  /s/      Jon L. Lawver
                                              Jon L. Lawver
                                              Treasurer, Secretary and Director