Form 10KSB
period 2001-03-31
YES CLOTHING CO
filed 2001-07-12
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ________________

Commission File Number 0-18064

                           YES CLOTHING COMPANY, INC.
-----------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Nevada                                                  95-3768671
-----------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
incorporation or organization)


4695 MacArthur Court, Suite 1450    Newport Beach, California         92660
-------------------------------------------------------------   -------------
         (Address of principal executive offices)                  (Zip Code)

                                 (949) 833-2094
------------------------------------------------------------------------------
                 Issuer's telephone number, including area code:

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, No Par Value

Check whether the issue [1] has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past
90 days. YES     NO X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid price and asked prices of such stock, as of June 20, 2001, was approximately $55,606.

            Class                                 Outstanding at June 22, 2001
-----------------------------                     ----------------------------
Common stock, $.001 par value                             37,044,158

Documents Incorporated by Reference:        None

                           YES CLOTHING COMPANY, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                          Page
                                     PART I.

Item 1.      Business........................................................3
Item 2.      Properties......................................................6
Item 3.      Legal Proceedings...............................................6
Item 4.      Submission of Matters to a Vote of Security Holders.............7

                                    PART II.

Item 5.      Market for the Registrant's Common Equity and Related
               Stockholder Matters...........................................8
Item 6.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................8
Item 7.      Financial Statements ...........................................9
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................9

                                    PART III.

Item 9.      Directors, Executive Officers, Promoters and Control Persons
               of the Company; Compliance with Section 16(A) of the
               Exchange Act.................................................10
Item 10.     Executive Compensation.........................................12
Item 11.     Security Ownership of Certain Beneficial Owners and Management.13
Item 12.     Certain Relationships and Related Transactions ................14
Item 13.     Exhibits and Reports on Form 8-K...............................14

                                     PART I



Item 1.     Business

YES Clothing Co.(R) ("Yes California") was incorporated in California in 1982. Through July 1997, our company designed, contracted for the manufacture of, and marketed diversified lines of, apparel for women in junior sizes, and for young men. Our garments were manufactured predominantly in the United States, and were sold to retail department stores and specialty chains and stores throughout North America.

On June 4, 1996, Guy Anthome was named chief executive officer in an attempt to bring our company to profitable operations. On this date, Georges Marciano and affiliates sold to Mr. Anthome 35,150 shares of common stock at a purchase price of $1.00 per share. Mr. Marciano resigned as a director and Chairman of the Board and agreed to cancel the option and warrant issued in his favor. Mr. Anthome agreed to become Chairman of the Board and Chief Executive Officer. In July 1997, we ceased operations in an effort to reduce our operating losses due to significant cash deficiencies. At the time we ceased operations, our liabilities exceeded our assets by approximately $4 million.

On December 17, 1997, we filed for protection from our creditors pursuant to Chapter 11 of the United States Bankruptcy Code. In January 1998, we retained the services of NuVen Advisors, Inc. ("NuVen"), Fred G. Luke, Jr. ("Luke"), and the legal firm of Weed and Co. ("Weed") to assist us in restructing the Company's debt and reorganizing our core business. In March 1998, we requested our bankruptcy case be dismissed in order for us to execute the plan of reorganization recommended by NuVen, Luke, and Weed without the assistance of the court.

In January 1998, we added certain individuals proposed by NuVen as members of the board of directors. We needed the corporate finance skills of Luke to assist us in completing our plan of reorganization. Luke and Weed negotiated and financed settlements with certain secured creditors and on March 11, 1998, our bankruptcy case was dismissed by the Bankruptcy Court.

To settle the claims of our primary secured creditor, NuVen and Weed formed and capitalized Yes Licensing Partners, LLC ("Yes LLC"). Yes LLC acquired our primary asset, the licenses to the "YES" trademarks from Republic Factors Corp. and canceled the underlying debt of the Company. Yes LLC granted us an option to reaquire the YES licenses once we had settled or paid all of our remaining obligations and achieved a positive equity of at least $100,000. In 1999, NewBridge Capital, Inc. ("NewBridge"), an affliated company, acquired 50% of Yes LLC. In March 2001, Yes LLC received an offer to purchase the trademarks from an unrelated third party. We were unable to exercise our option and as a result, Yes LLC sold the trademarks.

On November 13, 2000, Yes California was merged into Yes Clothing Company, Inc. ("Yes Nevada" or the "Company"), a Nevada corporation formed by it on July 31, 2000. At that time, Yes Nevada exchanged one (1) share for every one hundred
(100) shares of Yes California. The merger was recorded at historical costs since the companies were under common control, and all amounts, including share information, have been retroactively restated for the periods presented.

Our future depends on our ability to pay or otherwise settle all of our outstanding debt and then to either acquire an existing license, rebuild the Company's historical clothing business, or develop a new line of business; however, there are no assurances that we will be successful in these plans.

Our principal executive offices are located at 4695 MacArthur Court, Suite 1450, Newport Beach, California 92660, and our telephone number at that address is
(949) 833-2094.

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

Brands and Trademarks

Previously, our principal trademarks were YES Clothing Co.(R), YES(R), YES Men(R), YES Kids(R), and YES Jeans(R). These trademarks were acquired by Yes LLC in 1997 and were subsequently sold by Yes LLC in March 2001 to an unrelated third party.

Competition

The segments of the apparel industry in which we competed are highly fragmented. Competition was numerous, and varied in size and in the products they designed and manufactured. In addition, department stores, including some of our customers, sold competing apparel under their own labels.

The marketing of apparel is highly competitive. We believed that the ability to gauge effectively and to respond to changes in consumer demands and tastes, as well as the ability to produce and deliver our products on a timely basis were necessary to compete successfully in the apparel industry. We believed that consumer acceptance depended on the image, design, quality and price of our garments, and that our continuity depended on our ability to remain competitive in these areas. The failure to design garments that meet with acceptance in the marketplace in the future would result in the material deterioration of customer loyalty and our image.

Employees

We are currently inactive and the day-to-day general and administrative affairs are handled by NewBridge, and Luke, in his capacity as President of the Company, and various individuals employed by NewBridge or retained by the Company on a task related or short term basis. At present, we have no full-time employees.

Environmental Regulation

The cost and effect of complying with environmental regulations are not material due to the nature of our business.

Item 2.     Properties

Our principal executive offices are located in premises leased by NewBridge comprising approximately 7,500 square feet in Newport Beach, California. These premises are occupied by us under a sharing arrangement with NewBridge

Item 3.     Legal Proceedings

As a result of the bankruptcy, we have been named as a defendant in lawsuits related to our inability to pay debts incurred prior to suspending our operations. There have been several judgement liens filed against the Company totaling $263,000, which are included in accounts payable. No new litigation has been filed. We believe that the probable outcome of the pending litigation will not have a material effect on our financial position or results of operations.

In fiscal 1997, the Company filed a carryback claim for a refund of certain taxes paid in prior periods totaling approximately $971,000. The Company was notified in fiscal 1998 that the carryback claim was invalid and that the Company was obligated to repay the 1997 refund. Accordingly, the Company recorded a liability for the $971,000. The Company appealed the audit assessment and, in the second quarter of fiscal 2001, entered into a settlement agreement with the IRS whereby the assessment was reversed.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

Price Range of Common Stock

Market Prices

                                   Quarters Ending
                  ----------------------------------------------
                  March 31    Dec. 31     Sept. 30      June 30
                  --------    --------    --------      --------

Fiscal 2001
     Low          $   0.13    $  0.36     $  2.00       $  4.00
     High             0.44       5.00        6.00         17.00

Fiscal 2000
    Low           $   2.00    $  1.00     $  2.00       $  2.00
    High          $  23.00       3.00        5.00         13.00

These amounts have been adjusted for the reverse 100:1 stock split in November 2000.

Approximate Number of Holders of Common Stock Securities

We had approximately 56 holders of record of common stock as of May 31, 2001.

Dividends

We have never paid, nor do we intend to pay, cash dividends on our common equity.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Years 2001 and 2000

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

There were no operations during fiscal 2001 and 2000. As a result, there were no revenues or cost of revenues were incurred.

Total selling, general and administrative ("SG&A") expenses increased 9% from $178,000 in fiscal 2000 to $205,000 in fiscal 2001. The increase is attributed to legal and consulting expenses.

There was no interest in fiscal 2001 and 2000 as there were no borrowings from factor or credit facility in place.

In November 1996, we filed for and received a federal income tax refund of $971,000. In fiscal 1998, the Internal Revenue Service notified us that the net operating loss carryback claim had been denied. As a result, we established a liability for the tax refund amount, plus penalties and interest, in fiscal 1998. We appealed the audit assessment and in the second quarter of fiscal 2001, entered into a settlement agreement with the IRS, whereby the assessment was reversed. As a result of the agreement, we recognized extraordinary income of $971,000 in the second quarter of fiscal 2001.

On November 13, 2000, Yes California was merged into Yes Nevada. At that time, Yes Nevada exchanged one (1) share for every one hundred (100) shares of Yes California. The merger was recorded at historical costs since the companies were under common control, and all amounts, including share information, have been retroactively restated for the periods presented.

Capital Resources and Liquidity

We have incurred net losses and negative cash flows from operating activities since inception. On December 17, 1997, we filed for protection from our creditors pursuant to Chapter 11 of the United States Bankruptcy Code. In January 1998, we added certain individuals proposed by NuVen as members of the board of directors. We needed the corporate finance skills of Luke to assist us in completing our plan of reorganization. Luke and Weed negotiated and financed settlements with certain secured creditors and on March 11, 1998, our bankruptcy case was dismissed by the Bankruptcy Court.

On April 8, 1998, we sold the Yes(R) trademark for $420,000 to NuVen to raise capital sufficient to settle our outstanding senior credit facility, and, on the same date, we reached a settlement agreement with Republic Factors Corp., the senior secured creditor in connection with our factoring agreement. On or about June 30, 1999, NuVen sold its rights to the Yes trademarks to Yes Licensing Partners LLC, in which an affiliated company, NewBridge owned 50%. In March 2001, Yes Licensing Partners LLC sold the trademarks to an unrelated third party.

At March 31, 2001, through the date of this filing, our liabilities exceed our assets by approximately $2.1 million. We currently receive financial support from NewBridge. Our future depends on our ability to pay or otherwise settle all of our outstanding debt and then to either acquire an existing license, rebuild the Company's historical clothing business, or develop a new line of business; however, there are no assurances that we will be successful in these plans.

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

None

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance with Section 16(A) of the Exchange Act

(a)      Identification of Directors and Executive Officers.

The following table sets forth certain information concerning our directors and executive officers:


                              Position Held with             Date First
   Name             Age           the Company            Elected or Appointed
--------------      ---       -------------------      ------------------------
Fred G. Luke        54        President & CEO          December 1998 to Present
                              Director                 December 1998 to Present
John L. Lawver      62        Secretary                January 1998 to Present
                              Director                 March 1998 to Present


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

Fred G. Luke. Mr. Luke has been our President and CEO since December 1998. Mr. Luke has more than thirty (30) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and Chief Executive Officer of NuOasis Resorts, Inc., (formerly, Nona Morelli's II, Inc.) ("NuOasis Resorts"), Chairman and President of NuVen, and Chairman and President of Diversified Land & Exploration Co. ("DL&E") and Newbridge, among others. NewBridge provides managerial, acquisition and administrative services to public and private companies including Yes. NewBridge, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of ours. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

Jon L. Lawver. Mr. Jon L. Lawver has been Secretary and a Director of our company since January and March 1999, respectively. Mr. Lawver has 23 years of experience in the area of bank financing where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988, Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment. Mr. Lawver also serves as a director of Newbridge and NuVen.

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

(f)      Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that our directors and officers and persons who own more than ten percent ("10%") of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all reports filed pursuant to Section 16(a) of the Exchange Act.

         Based solely on its review of the copies of the reports it received from persons required to file, we believe that during the period from April 1, 1998 through March 31, 2001, all filing requirements applicable to our officers, directors and greater than ten-percent shareholders were complied with.

Item 10.    Executive Compensation

(a)      Summary Compensation Table.

         The following summary compensation table sets forth in summary form the compensation received during each of our last two completed years by our president and four most highly paid officers ("Named Executive Officers"). There were no officers who earned in excess of $100,000 per annum:



Name and Principal              Salary       Other Annual          Options
Position                Year    ($) (1)     Compensation ($)     Granted (#)(2)
-------------------     ----   ---------    ----------------     --------------

Fred G. Luke            2001     10,500         N/A                 N/A
President and CEO       2000          -         N/A                 N/A
(12-98 to Present)      1999          -         N/A                 N/A
Jon L. Lawver           2001     10,500         N/A                 N/A
Secretary               2000     36,000         N/A                 N/A
(1-98 to Present)       1999     15,000         N/A                 N/A


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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding ownership of the Company's common stock as of March 31, 2001. The table includes (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (b) each director, (b) each director individually, (c) the named executive officer, and (d) the directors and officers as a group. Unless otherwise indicated, the persons named in the table possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).

                                                           Amount and
                                                           Nature of    Percent
                         Name and Address                  Beneficial      of
Title of Class           of Beneficial Owner                Interest    Class(1)
--------------------    --------------------------------- -----------   --------

$.001 par value         Georges Marciano Trust
Common Stock            9756 Wilshire Blvd.
                        Beverly Hills, CA 90212               27,000        15%
                        NewBridge Capital, Inc.
                        4695 MacArthur Court, Suite 1450
                        Newport Beach, California 92660       92,940        50%
                        Cede & Co.
                        P.O. Box 20 Bowling Green
                        New York, NY 10004                    64,240        35%
$.001 par value         NewBridge Capital, Inc.
Preferred Stock         4695 MacArthur Court, Suite 1450
                        Newport Beach, California 92660    1,100,000(2)    100%

Directors and Officers

$.001 par value         All Officers and Directors
                        as a group
Common Stock                                                       -         -





(1) Based on 185,686 common shares and 1,100,000 preferred shares outstanding, as appropriate.

(2) On June 7, 2001, the shareholders of 1,100,000 shares Preferred Stock converted such shares into 35,915,000 shares of common stock.

Item 12.    Certain Relationships and Related Transactions

Effective January 21, 1998, we entered into an Advisory and Management Agreement (the "Advisory Agreement") with NuVen, the predecessor of NewBridge Capital Inc. ("NewBridge"), for the engagement of NuVen to perform professional and advisory services. We had approximately $131,000 due to NuVen as of March 31, 2001. In April 2000, the Advisory Agreement was assigned to NewBridge. We had approximately $52,000 due to NewBridge as of March 31, 2001.

ITEM 13.    Exhibits and Reports on Form 8-K.

(a)      Financial Statements

The Financial Statements included in this Item are indexed on Page F-1, "Index to Financial Statements."

(b)      Financial Statement Schedules

None.

(c)      Exhibits

         Item
         No.      Description

         3.1      Restated Articles of Incorporation of the Company(1)
         3.2      Restated Bylaws of the Company(1)
         4.1      Specimen Common Stock Certificate(1)
         10.1     Advisory and Management Agreement with NuVen Advisors, Inc.(1)
         10.2     Consulting Agreement with Mr. Jon L. Lawver (1)
         10.3     Consulting Agreement with Mr. Fred G. Luke (1)
         10.4     Consulting Agreement with Mr. Leonard J. Roman (1)


         (1) Exhibits previously filed with the SEC.

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                           YES CLOTHING COMPANY, INC.


Date:    July 6, 2001                  By:  /s/  Fred G. Luke
                                       ---------------------------------
                                                 Fred G. Luke, President

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated.

                           YES CLOTHING COMPANY, INC.


Date:    July 6, 2001                  By:  /s/  Fred G. Luke
                                      ---------------------------------
                                                 Fred G. Luke, Director

Date:    July 6, 2001                  By:  /s/  Jon L. Lawver
                                       ---------------------------------
                                                 Jon L. Lawver, Director

                           YES CLOTHING COMPANY, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
Description

Independent Auditors' Report...............................................F-2

Balance Sheet as of March 31, 2001.........................................F-3

Statements of Operations for the Years Ended March 31, 2001 and 2000.......F-4

Statements of Stockholders' Deficit for the Years Ended
   March 31, 2001 and 2000.................................................F-5

Statements of Cash Flows for the Years Ended March 31, 2001 and 2000.......F-6

Notes to Financial Statements..............................................F-7

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Yes Clothing Company, Inc.

         We have audited the accompanying balance sheet of Yes Clothing Company, Inc., a Nevada Corporation, as of March 31, 2001 and the related statements of operations, shareholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yes Clothing Company, Inc. as of March 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2001, in conformity with accounting standards generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses, and it has excess current liabilities over current assets, as well as a shareholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/ McKennon, Wilson & Morgan LLP


                                            MCKENNON, WILSON & MORGAN LLP
Irvine, California
June 22, 2001

                           YES CLOTHING COMPANY, INC.
                                  BALANCE SHEET
                                 March 31, 2001




                                     ASSETS

Current assets
  Prepaid taxes                                                  $      1,000
                                                                 =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                               $  1,285,000
  Accrued expenses                                                    482,000
  Income taxes payable                                                      -
  Due to affiliate                                                    360,000
                                                                 -------------
     Total current liabilities                                      2,127,000
                                                                 -------------

Commitments and contingencies (Note 3)                                      -

Shareholders' deficit (Note 5):
  Series A convertible preferred stock,
    $.001 par; 2,000,000 shares authorized;
    1,100,000 shares issued and outstanding;
    converted into 35,915,000 shares of
    common stock on June 7, 2001                                    1,214,000
  Common stock, $.001 par; 75,000,000 shares authorized;
    185,686 shares issued and outstanding                                   -
  Additional paid-in capital                                       12,144,000
  Accumulated deficit                                             (15,484,000)
                                                                 -------------
     Total shareholders' deficit                                   (2,126,000)
                                                                 -------------
                                                                 $      1,000
                                                                 =============











              See accompanying notes to these financial statements

                           YES CLOTHING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2001 and 2000



                                                            2001         2000
                                                         ----------  -----------

Net sales                                                $        -   $       -

General and administrative expenses                         203,000     178,000
                                                         -----------  ---------

Loss before income taxes and extraordinary item            (203,000)   (178,000)
                                                         -----------  ----------

Income tax expense                                            2,000           -
                                                         -----------  ----------

Loss before extraordinary item                             (205,000)   (178,000)
                                                         -----------  ----------

Extraordinary item-gain on settlement of debt,
  net of income taxes of $0                                 971,000           -
                                                         -----------  ----------

Net income (loss)                                        $  766,000   $(178,000)
                                                         ===========  ==========

Basic earnings (loss) per share:
  Loss before extraordinary gain                         $    (1.29)  $   (1.39)
                                                         ===========  ==========
  Extraordinary gain                                     $     6.10   $       -
                                                         ===========  ==========
  Net income (loss)                                      $     4.81   $   (1.39)
                                                         ===========  ==========

    Weighted average common shares outstanding              159,085     127,865
                                                         ===========  ==========

Diluted earnings (loss) per share:
  Loss before extraordinary gain                         $    (0.01)  $   (1.39)
                                                         ===========  ==========
  Extraordinary gain                                     $     0.03   $       -
                                                         ===========  ==========
  Net income (loss)                                      $     0.02   $   (1.39)
                                                         ===========  ==========

    Weighted average common and diluted shares           38,734,107     127,865
                                                         ===========  ==========













              See accompanying notes to these financial statements.

                           YES CLOTHING COMPANY, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                   For the Years Ended March 31, 2001 and 2000



                            Series A Convertible
                              Preferred Stock       Common Stock    Additional
                            ---------------------  --------------     Paid-In     Accumulated
                              Shares     Amount    Shares  Amount     Capital       Deficit       Total
                            ---------- ----------  ------- ------  -----------  -------------  ------------


Balances, March 31, 1999    1,277,005  $1,409,000  127,893      -  $11,949,000  $(16,072,000)  $(2,714,000)
Net loss                            -           -        -      -            -      (178,000)     (178,000)
                            ---------- ----------- ------- ------  -----------  -------------  ------------

Balances, March 31, 2000    1,277,005   1,409,000  127,893      -   11,949,000   (16,250,000)   (2,892,000)
Conversion of preferred
   stock into common stock   (177,005)   (195,000)  57,793      -      195,000             -             -
Net income                          -           -        -      -            -       766,000       766,000
                            ---------- ----------- ------- ------  -----------  -------------  ------------

Balances, March 31, 2001    1,100,000  $1,214,000  185,686 $    -  $12,144,000  $(15,484,000)  $(2,126,000)
                            ========== =========== ======= ======  ===========  =============  ============































              See accompanying notes to these financial statements.

                           YES CLOTHING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Years ended March 31, 2001 and 2000


                                                           2001        2000
                                                       -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $  766,000   $ (178,000)
  Reconciliation of net income (loss)
     to net cash used in
     operating activities:
     Gain on settlement of debt                          (971,000)           -
  Changes in operating assets
     and liabilities:
      Prepaid expenses                                     (1,000)           -
      Accounts payable                                    105,000            -
      Accrued expenses                                     (3,000)      25,000
                                                       -----------  -----------
Net cash used in operating activities                    (104,000)    (153,000)
                                                       -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in Due to affiliate                             104,000      153,000
                                                       -----------  -----------
Net change in cash                                              -            -
Cash, at beginning of year                                      -            -
                                                       -----------  -----------
Cash, at end of year                                   $        -   $        -
                                                       ===========  ===========


























              See accompanying notes to these financial statements.

                           YES CLOTHING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

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

In April 1998, the Company relinquished its rights to the YES(R) trademarks in connection with a purchase and sale agreement whereby an affiliate of the Company satisfied certain senior secured debt on behalf of the Company and canceled the underlying debt of the Company. In March 2001, the affiliate sold the license to an unrelated third party.

On November 13, 2000, Yes California was merged into Yes Clothing Company, Inc. ("Yes Nevada" or "the Company"), a Nevada corporation formed by it on July 31, 2000. At that time, Yes Nevada exchanged one (1) share for every one hundred
(100) shares of Yes California. The merger was recorded at historical costs since the companies were under common control, and all amounts, including share information, have been retroactively restated for the periods presented.

Note 2.     Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At March 31, 2001, the Company has liabilities in excess of assets totaling approximately $2.1 million, as well as a shareholders' deficit of $2.1 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to satisfy or restructure its debt, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things. There are no assurances that the Company will be successful in satisfying or restructuring its debt and/or seeking capital to resume operations. No adjustments have been made to the accompanying financial statements as a result of these uncertainties.

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

                           YES CLOTHING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

Note 2.     Summary of Significant Accounting Policies (continued)

Significant Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

At March 31, 2001, the Company has no assets considered financial instruments. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The ultimate satisfaction of such liabilities is expected to result in settlements at a fraction of the carrying value in the accompanying balance sheet, the ultimate amount of which is unknown.

Stock-Based Compensation

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company continues to account for stock-based compensation to employees under the APB 25. The Company accounts for stock-based compensation to non-employees under the fair value method.

Loss Per Common Share

The Company adopted SFAS No. 128, "Earnings per Share" ("EPS") during fiscal 1998. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued for all entities with complex capital structures. The Company's capital structure is not complex and adoption had no impact on prior amounts reported. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

                           YES CLOTHING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

Note 2.     Summary of Significant Accounting Policies (continued)

The table set forth below reconciles the components of the basic earnings (loss) per share calculation to the components of the diluted earnings (loss) per share calculation.


                                                                March 31,
                                                           2001          2000
                                                        ----------     -------

Weighted average shares outstanding - basic                159,085     127,865
Effect of Series A Convertible Preferred Stock          38,575,072           -
                                                        ----------     -------
Weighted average shares outstanding - diluted           38,734,107     127,865
                                                        ==========     =======


Since the Company had a net loss for the year ended March 31, 2000, convertible preferred stock, totaling 1,277,005 shares, has been excluded from the calculation of the weighted average shares outstanding as their effects are anti- dilutive.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the 1 for 100 exchange of shares resulting from the Company reincorporating in Nevada and effecting the merger on November 13, 2000 (Note 1).

Reporting Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income, as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this statement had no impact on the accompanying financial statements.

Disclosures about Segments of an Enterprise and Related Information

SFAS No. 131, "Disclosures of an Enterprise and Related Information," requires disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation performance, and for which discrete financial information is available. At March 31, 2001 and 2000, the Company had no identifiable assets or operations constituting a segment as defined by this statement.

                           YES CLOTHING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

Note 2.     Summary of Significant Accounting Policies (continued)

Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The adoption of SFAS No. 133 had no impact on the Company's financial statements or related disclosures.

Note 3.     Commitments and Contingencies

Litigation

The Company has several money judgments against it as a result of past-due trade accounts payable. The value of such judgments, totaling $263,000 is included in accounts payable. Management is unaware of any matters, pending or threatened, which may have an impact on the financial statements. See Note 4 for discussion of a matter involving the Internal Revenue Service ("IRS").

Note 4.     Income Taxes

The Company's net deferred tax assets at March 31, 2001, consist of net operating loss carryforwards for federal and state income tax reporting amounting to approximately $14.6 million and $2.0 million, respectively. At March 31, 2001, the Company provided a 100% valuation allowance for these net operating loss carryforwards totaling approximately $5.1 million. During the years ended March 31, 2001 and 2000, the Company's valuation allowance increased approximately $2.6 million and $180,000, respectively.

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

                           YES CLOTHING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

Note 5.     Shareholders' Deficit

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

In October 2000, NewBridge converted 177,005 shares of the Company's Preferred Stock into 5,779,213 shares of common stock. These shares reverted to 57,793 after the exchange of shares pursuant to the merger in November, 2000, see Note
1. Upon issuance of the common shares, NewBridge owns approximately 50% of the outstanding common shares of the Company. As of March 31, 2001, there were 1,100,000 shares Preferred Stock outstanding. The conversion rate was not affected by the merger.

The Preferred Stock has the same voting rights in all matters as the common stock on a two-for-one basis. Additionally, the holders of the Preferred Stock are entitled to receive common stock dividends when, as, and if declared by the directors of the Company, at the rate of $0.20 per share to be paid in cash or in market value of the Company's common stock. As of March 31, 2001, no dividends had been paid by the Company.

On June 7, 2001, the holders of all the 1,100,000 shares of the Preferred Stock converted their shares at the conversion rate of 32 65/100th shares into 35,915,000 shares of the Company's common stock. As a result of the exchange, NewBridge increased its holdings to 32,742,940 shares of common stock or 88.4% of the outstanding common shares and NuVen Limited Partnership increased its holdings to 3,265,000 shares of common stock or 8.8% of the outstanding common shares.


Note 6.     Related Party Transactions

On January 21, 1998, the Company entered into an advisory and management agreement with NuVen to perform administrative, human resource, and merger and acquisition services. Pursuant to such agreement, the Company agreed to pay NuVen a monthly fee of $10,000, payable quarterly in advance, in cash or the Company's common stock at 50% of the market value of such shares, as defined, on the date NuVen agrees to accept such shares. Effective October 1, 1999, the advisory agreement was amended reducing the monthly advisory fee to $3,500. The Company expensed $42,000 and $81,000 during fiscal 2001 and 2000, respectively, and had $131,000 due to NuVen as of March 31, 2001. In April 2000, NuVen Advisors assigned its advisory agreement to NewBridge, and as of March 31, 2001 $52,000 was owing to NewBridge.

On January 22, 1998, the Company entered into a consulting agreement with Mr. J.L. Lawver, pursuant to which Mr. Lawver is to perform consulting services. Pursuant to the agreement, the Company agreed to pay Mr. Lawver a monthly fee of $3,000 payable, quarterly in advance, in the Company's common stock. On September 8, 2000, a new agreement was entered into, whereby the Company agreed to pay Mr. Lawver $1,500 per month. No cash payments were made to Mr. Lawver by the Company during fiscal 2001 and 2000. The Company expensed $10,500 and $36,000 during fiscal 2001 and 2000, respectively, and had $61,500 due to Mr. Lawver as of March 31, 2001.

                           YES CLOTHING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

Note 6.     Related Party Transactions  (continued)

On March 31, 1998, the Company entered into a consulting agreement with Mr. Jonathan L. Small, pursuant to which Mr. Small is responsible for the Company's business development. Pursuant to the agreement, the Company agreed to pay Mr. Small a monthly fee of $3,000 payable, quarterly in advance, in the Company's common stock. The agreement was terminated at the beginning of fiscal year 2001. The Company expensed $0 and $36,000 during fiscal 2001 and 2000, respectively, and had $51,000 due to Mr. Small as of March 31, 2001.

On September 8, 2000, the Company entered into a consulting agreement with Mr. Fred G. Luke, pursuant to which Mr. Luke is to perform consulting services. Pursuant to the agreement, the Company agreed to pay Mr. Luke a monthly fee of $1,500 per month. No cash payments were made to Mr. Luke by the Company during fiscal 2001. The Company expensed $10,500 during fiscal 2001, and had $10,500 due to Mr. Luke as of March 31, 2001.

On October 1, 2000, the Company entered into a consulting agreement with Mr. Leonard J. Roman, pursuant to which Mr. Roman is to perform consulting services. Pursuant to the agreement, the Company agreed to pay Mr. Roman a monthly fee of $1,500 per month. No cash payments were made to Mr. Roman by the Company during fiscal 2001. The Company expensed $9,000 during fiscal 2001, and had $9,000 due to Mr. Roman as of March 31, 2001.

Note 7.     Subsequent Events

On May 8, 2001, the Company issued 943,472 shares of its common stock to various consultants and directors for their services rendered through March 31, 2001 valued at $117,934. The related expenses have been accrued in the fourth quarter of fiscal year 2001.

On June 7, 2001, the holders of all the 1,100,000 shares of Preferred Stock converted their shares into 35,915,000 shares of the Company's common stock. As a result of the exchange, NewBridge increased its holdings to 32,742,940 shares of common stock or 88.4% of the outstanding common shares and NuVen Limited Partnership increased its holdings to 3,265,000 shares of common stock or 8.8% of the outstanding common shares.