Form 10-Q
period 2001-06-30
YES CLOTHING CO
filed 2001-08-07
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001            Commission File Number 0 - 18064

                                YES CLOTHING CO.
             (Exact name of registrant as specified in its charter)

                                   California
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                    95-376867
-------------------------------------------------------------------------------
                           (I.R.S. Employer I.D. No.)

       4695 MacArthur Court, Suite 1450, Newport Beach, California 92660
-------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (949) 833-2094
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
                 (Former Address, if changed since last report)

                                       N/A
-------------------------------------------------------------------------------
             (Former telephone number, if changed since last report)

         Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Company was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

                                 YES   X      NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

                  Class                         Outstanding at July 23, 2001
        ----------------------------        ----------------------------------
         Common Stock, $.01 par value                   37,044,158

                                YES CLOTHING CO.
                                      INDEX

                                                                           Page

                                     PART I

Item 1.     Financial Information

            Balance Sheet....................................................3

            Statements of Operations.........................................4

            Statements of Cash Flows.........................................5

            Notes to Financial Statements....................................6

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.......8


                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings................................................9


Item 2.     Changes in Securities............................................9


Item 3.     Defaults Upon Senior Securities .................................9

Item 4.     Submission of Matters to a Vote of Security Holders..............9


Item 5.     Other Information................................................9

Item 6.     Exhibits and Reports on Form 8-K.................................9


            Signatures......................................................10

                                YES CLOTHING CO.
                      Consolidated Condensed Balance Sheet
                               As of June 30, 2001
                                  (Unaudited)




                                                                 June 30, 2001
                                                                 -------------
                                      ASSETS
Current Assets -
   Prepaid Taxes                                                 $        800
                                                                 ------------
         Total current assets                                    $        800
                                                                 ============

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities -
   Accounts payable                                              $  1,193,300
   Accrued expenses                                                   482,300
   Due to affiliates                                                  366,100
                                                                 ------------
         Total current liabilities                                  2,041,700
                                                                 ------------
Shareholder's Deficit -
   Common stock, $.001 par; 75,000,000 shares authorized;
       37,044,158 issued and outstanding                               37,000
   Additional paid in capital                                      13,438,900
   Accumulated deficit                                            (15,516,800)
                                                                 ------------
         Total shareholders' deficit                               (2,040,900)
                                                                 ------------
                                                                 $        800
                                                                 ============










         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.
                       CONDENSED STATEMENTS OF OPERATIONS
                           For the Three Months Ended
                             June 30, 2001 and 2000
                                  (Unaudited)



                                                            2001        2000
                                                         ---------   ---------

Net sales                                                $       -   $       -
Cost of sales                                                    -           -
                                                         ---------   ---------
      Gross loss                                                 -           -
   General and administrative                               32,300      20,000
                                                         ---------   ---------
Net loss                                                 $ (32,300)  $ (20,000)
                                                         =========   =========

Basic and diluted loss per share:                        $    (.00)  $    (.16)
                                                         =========   =========
Basic and diluted weighted average common
   shares outstanding                                    9,791,863     127,865
                                                         =========   =========























         See accompanying notes to these condensed financial statements.

                                YES CLOTHING CO.
                       Condensed Statements of Cash Flows
                           For the Three Months Ended
                             June 30, 2001 and 2000
                                  (Unaudited)


                                                             2001       2000
                                                         ----------  ----------
Cash Flows from Operating Activities:
   Net loss                                              $ (32,300)  $ (20,000)
Reconciliation of  net loss to net cash used by
   operating  activities:
Changes in operating assets and liabilities:
   Decrease in accounts payable                             (4,000)          -
   Increase in accrued expenses                                  -      20,000
                                                         ---------   ---------
   Net cash used by operating activities                   (36,300)          -
                                                         ---------   ---------
Cash Flows from Financing Activities:
   Increase in due to affiliates                            36,300           -
                                                         ---------   ---------
   Net cash provided by financing activities                36,300           -
                                                         ---------   ---------
   Net change  in cash                                           -           -
Cash and cash equivalents, beginning of period                   -           -
                                                         ---------   ---------
Cash and cash equivalents, end of period                 $       -   $       -
                                                         =========   =========

Non-cash Financing Activities:
   Stock issued in satisfaction of accounts
      payable                                            $  87,900   $       -
                                                         =========   =========
   Stock issued in satisfaction of amounts
      due to affiliates                                  $  30,000   $       -
                                                         =========   =========








         See accompanying notes to these condensed financial statements

                                YES CLOTHING CO.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001




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

In April 1998, the Company relinquished its rights to the YES(R) trademarks in connection with a purchase and sale agreement whereby an affiliate of the Company satisfied certain senior secured debt on behalf of the Company . In March 2001, the affiliate sold the license to an unrelated third party.

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

In October 2000, NewBridge Captial, Inc. ("NBRG") converted 177,005 shares of the Company's Series A Preferred into 5,779,213 shares of common stock. These shares reverted to 57,792 after the reverse split in November, 2000. Upon issuance of the common shares, NBRG owned approximately 50% of the outstanding common shares of the Company.

On May 8, 2001, the Company issued 943,472 shares of its common stock to various consultants and directors for their services rendered through March 31, 2001 valued at $117,934. The related expenses were accrued in the fourth quarter of fiscal year 2001.

On June 7, 2001, the holders of the remaining 1,100,000 shares of the Preferred Stock converted their shares at the conversion rate of 32 65/100th shares into 35,915,000 shares of the Company's common stock. As a result of the exchange, NewBridge increased its holdings to 32,742,940 shares of common stock or 88.4% of the outstanding common shares and NuVen Limited Partnership increased its holdings to 3,265,000 shares of common stock or 8.8% of the outstanding common shares.

                                YES CLOTHING CO.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 2.     Summary Of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At June 30, 2001, the Company has liabilities in excess of assets totaling approximately $2.0 million, as well as a shareholders' deficit of $2.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to satisfy or restructure its debt, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things. There are no assurances that the Company will be successful in satisfying or restructuring its debt and/or seeking capital to resume operations. No adjustments have been made to the accompanying financial statements as a result of these uncertainties.

Unaudited Interim Financial Statements

In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's results of operation for the three months ended June 30, 2001 and 2000 and cash flows for the three months ended June 30, 2001 and 2000. These results are not necessarily indicative of the results expected for the year ending March 31, 2002.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one for one hundred exchange of shares resulting from the Company reincorporating in Nevada and effecting the merger on November 13, 2000 (Note 1).

Item 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations

Quarter Ended June 30, 2001 versus June 30  2000

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

There were no operations during first quarter of fiscal 2001, and 2000. As a result, there were no revenues or cost of revenues.

Total general and administrative expenses increased $12,300 from $20,000 in fiscal 2000 to $32,300 in fiscal 2001. The increase is attributed to accrued expenses for services rendered to the company.

Capital Resources and Liquidity

We have incurred net losses and negative cash flows from operating activities since inception. At June 30, 2001, through the date of this filing, our liabilities exceed our assets by approximately $2.0 million. We currently receive financial support from NewBridge. Our future depends on our ability to execute a plan of reorganization which consists of the satisfaction of our obligations primarily through the issuance of shares of common stock, among other things. There are no assurances that the Company will be successful in satisfying or restructuring its debt and/or seeking capital to resume operations.


Item 3.     Quantitative and Qualitative Disclosures about Market Risk

         N/A

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

         No change from that which was reported in the Form 10K for the year ended March 31, 2001.

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

                                         YES CLOTHING CO.

Dated:  August 6, 2001                   By:  /s/   Fred G. Luke
                                             ---------------------
                                                    Fred G. Luke
                                                    President