Form 10QSB
period 2001-09-30
YES CLOTHING CO
filed 2001-11-19
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001       Commission File Number 0 - 18064

                           YES CLOTHING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   95-3768671
-------------------------------------------------------------------------------
                           (I.R.S. Employer I.D. No.)

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

                          YES   X       NO
                              -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

                Class                          Outstanding at November 6, 2001
     ----------------------------             ---------------------------------
     Common Stock, $.01 par value                        37,068,158

                           YES CLOTHING COMPANY, INC.
                                      INDEX

                                                                            Page
                                     PART I

Item 1.  Financial Information

         Balance Sheet ......................................................3

         Statements of Operations............................................4

         Statements of Cash Flows............................................5

         Notes to Financial Statements.......................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........9


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings..................................................10

Item 2.  Changes in Securities..............................................10

Item 3.  Defaults Upon Senior Securities....................................10

Item 4.  Submission of Matters to a Vote of Security Holders................10

Item 5.  Other Information..................................................10

Item 6.  Exhibits and Reports on Form 8-K ..................................10

         Signatures.........................................................11

                           YES CLOTHING COMPANY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      As of September 30, 2001 (Unaudited)




                                     ASSETS
Current Assets                                                   $          -
                                                                 =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities -
   Accounts payable                                              $  1,188,044
    Accrued expenses                                                  482,285
    Due to affiliate                                                  398,700
                                                                 -------------
      Total current liabilities                                     2,069,029
                                                                 -------------
Shareholder's Deficit:
   Common stock, $.001 par; 75,000,000 shares
     authorized; 37,068,158 issued and outstanding                     37,068
   Additional paid in capital                                      13,438,866
    Accumulated deficit                                           (15,544,963)
                                                                 -------------
      Total shareholders' deficit                                  (2,068,029)
                                                                 -------------
                                                                 $          -
                                                                 =============
















         See accompanying notes to these condensed financial statements.

                           YES CLOTHING COMPANY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                  For the               For the
                                             Three Months Ended    Six Months Ended
                                                September 30,        September 30,
                                           --------------------- ---------------------
                                               2001      2000       2001        2000
                                           ----------- --------- ----------- ---------
                                                (Unaudited)           (Unaudited)

Net sales                                  $        -  $      -  $        -  $      -

Expenses:
   General and administrative                  27,325    37,327      59,620    57,327
                                           ----------- --------- ----------- ---------
   Loss from operations and before taxes      (27,325)  (37,327)    (59,620)  (57,327)
Income tax expense                                800       855         800       855
                                           ----------- --------- ----------- ---------

Loss before extraordinary items               (28,125)  (38,182)    (60,420)  (58,182)
                                           ----------- --------- ----------- ---------

Extraordinary gain from forgiveness
   of debt, net of income taxes of $0               -   971,000           -   971,000
                                           ----------- --------- ----------- ---------

Net Income (loss)                          $  (28,125) $932,818  $  (60,420) $912,818
                                           =========== ========= =========== =========

Basic and diluted income (loss) per share:
    Loss from continuing operations        $    (0.00) $  (0.00) $    (0.00) $  (0.00)
    Extraordinary gain                           0.00      0.08        0.00      0.08
                                           ----------- --------- ----------- ---------
    Net loss                               $     0.00  $   0.07  $     0.07  $   0.07
                                           =========== ========= =========== =========
Weighted average number of shares
   outstanding                             35,068,158   127,865  23,511,224   127,865












         See accompanying notes to these condensed financial statements.

                           YES CLOTHING COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                Six Months Ended
                                                                   September 30,
                                                          2001        2000
                                                      -----------  -----------
                                                      (Unaudited)  (Unaudited)
Cash Flows from Operating Activities:
   Net Income (loss)                                  $  (60,420)  $ 912,818
   Reconciliation of  net income (loss) to net cash
      used by operating activities:
   Gain on extinguishment of debt                              -    (971,000)
   Increase (decrease) in cash due to changes in
       operating assets and liabilities:
         Prepaid expenses                                    800      (1,600)
         Accounts payable                                 (9,254)     35,887
         Accrued expenses                                      -       2,215
                                                      -----------  ----------
   Net cash used  by operating activities                (68,874)    (26,120)
                                                      -----------  ----------
Cash Flows from Financing Activities:
   Increase in due to affiliate                           68,874      26,120
                                                      -----------  ----------
   Net cash provided by financing activities              68,874      26,120
                                                      -----------  ----------
   Net change  in cash                                         -           -
   Cash, at beginning of period                                -           -
                                                      -----------  ----------
   Cash, at end of period                             $        -   $       -
                                                      ===========  ==========

Non-Cash Financing Activities:
   Stock issued in satisfaction of accounts payable   $   87,900   $       -
                                                      ===========  ==========
   Stock issued in satisfaction of amounts
     due to affiliates                                $   30,000   $       -
                                                      ===========  ==========









         See accompanying notes to these condensed financial statements.

                           YES CLOTHING COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.    Organization

Yes Clothing Company, Inc. (the "Company") was incorporated on July 1, 1982, in the State of California. Through July 1997, the Company designed, manufactured and marketed a diversified line of apparel primarily for women and young men. The Company sold its garments throughout the United States and Canada to retail department stores, specialty chains and specialty stores.

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

On May 8, 2001, the Company issued 967,472 shares of its common stock to various consultants and directors for their services rendered through March 31, 2001 valued at $117,934. The related expenses were accrued in the fourth quarter of fiscal year 2001.

On June 7, 2001, the holders of the remaining 1,100,000 shares of the Preferred Stock converted their shares at the conversion rate of 32 65/100th shares into 35,915,000 shares of the Company's common stock. As a result of the exchange, NewBridge increased its holdings to 32,685,147 shares of common stock or 88.2% of the outstanding common shares and NuVen Limited Partnership increased its holdings to 3,265,000 shares of common stock or 8.8% of the outstanding common shares.

                           YES CLOTHING COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.    Organization - continued

On October 29, 2001, the Company's Board of Directors approved resolutions providing for the Amendment to the Company's Articles of Incorporation, specifically, changing the Company's name to BioSecure Corp. and, further, increasing the number of shares of authorized common stock from 75,000,000 to 975,000,000.

Note 2.    Summary Of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At September 30, 2001, the Company has liabilities in excess of assets totaling approximately $2.1 million, as well as a shareholders' deficit of $2.1 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to satisfy or restructure its judgement payables totaling approximately $263,000, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things. Approximately $917,000 of our payables exceed or will exceed the statute of limitations by December 31, 2001, at which time the company expects to report such as an extraordinary gain from extinguishment of such debt. There are no assurances that the Company will be successful in satisfying or restructuring its debt and/or seeking capital to resume operations. No adjustments have been made to the accompanying financial statements as a result of these uncertainties.

Unaudited Interim Financial Statements

In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's results of operation for the three and six months ended September 30, 2001 and 2000 and cash flows for the six months ended September 30, 2001 and 2000. These results are not necessarily indicative of the results expected for the year ending March 31, 2002. The company's Annual Report on Form 10-KSB for the year ended March 31, 2001 should be read in conjunction with this form 10-QSB.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one for one hundred exchange of shares resulting from the Company reincorporating in Nevada and effecting the merger on November 13, 2000 (See Note 1).

                           YES CLOTHING COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


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

Note 4.    Subsequent Event

On November 6, 2001, the Company entered a letter of intent to buy all the issued and outstanding capital stock of BioProtect Corporation, a Nevada corporation ("BioProtect"). In connection with the purchase of the shares of BioProtect (the "BioProtect Acquisition"), NewBridge Capital Inc., a Nevada corporation and the Company's majority shareholder ("NewBridge"), will guarantee the distributions of BioProtect under a marketing agreement ("Marketing Agreement") with NBT Technologies LLC, a California limited liability company ("NBT"). In consideration for NewBridge guaranteeing BioProtect's obligations under the Marketing Agreement with NBT, the Company will agree to issue to NewBridge 2,000,000 shares of a newly-created class of Preferred Stock, designated Series B Preferred Stock of the Company.

Item 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations

Quarter Ended September 30, 2001 versus September 30, 2000

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

There were no operations during the second quarter ended September 30, 2001 and 2000. As a result, there were no revenues or cost of revenues incurred.

Total general and administrative expenses for the second quarter were $27,000 in fiscal 2002 as compared to $37,000 in fiscal 2001. The decrease in expenses is attributed to a reduction of services rendered to the company.

Extraordinary Item

As noted in Note 3, as a result of settlement agreement with the IRS, the Company recognized extraordinary income of $971,000 in the second quarter of fiscal 2001.

Capital Resources and Liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At September 30, 2001, the Company has liabilities in excess of assets totaling approximately $2.1 million, as well as a shareholders' deficit of $2.1 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to satisfy or restructure its judgement payables totaling approximately $263,000, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things. Approximately $917,000 of our payables exceed or will exceed the statute of limitations by December 31, 2001, at which time the company expects to report such as an extraordinary gain from extinguishment of such debt. There are no assurances that the Company will be successful in satisfying or restructuring its debt and/or seeking capital to resume operations. No adjustments have been made to the accompanying financial statements as a result of these uncertainties.


Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         N/A

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

         No change from that which was reported in the Form-10KSB for the year ended March 31, 2001.

Item 2.    Changes in Securities

      In October 2001, the Board of Directors approved a resolution to increase the number of authorized shares from 75,000,000 to 975,000,000.

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

                                       YES CLOTHING COMPANY, INC.

Dated:    November 19, 2001            By:  /s/    Steve Mortenson
                                       -----------------------------
                                                   Steve Mortenson
                                                   President