Form 10QSB
period 2001-12-31
YES CLOTHING CO
filed 2002-02-25
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2001        Commission File Number 0 - 18064

                                 BIOSECURE CORP.
                       formerly YES CLOTHING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

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

                                 (949) 475-6743
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
                 (Former Address, if changed since last report)

                                 (949) 833-2094
-------------------------------------------------------------------------------
             (Former telephone number, if changed since last report)

         Indicate by check mark whether the Registrant [1] has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Company was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.

                                    YES  X      NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of capital stock, as of the latest practicable date.

              Class                          Outstanding at February 20, 2002
  -----------------------------         ---------------------------------------
  Common Stock, $.01 par value                         42,318,158

                                 BIOSECURE CORP.
                       formerly YES CLOTHING COMPANY, INC.
                                      INDEX

                                                                          Page

                                     PART I

Item 1.   Financial Information

          Consolidated Balance Sheet .........................................3

          Consolidated Statements of Operations and Comprehensive Loss........4

          Consolidated Statements of Cash Flows...............................5

          Notes to Consolidated Financial Statements..........................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........13


                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings..................................................13

Item 2.   Changes in Securities..............................................13

Item 3.   Defaults Upon Senior Securities....................................13

Item 4.   Submission of Matters to a Vote of Security Holders................13

Item 5.   Other Information..................................................13

Item 6.   Exhibits and Reports on Form 8-K ..................................13

          Signatures.........................................................14

                                 BIOSECURE CORP.
                       formerly YES CLOTHING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                       As of December 31, 2001 (Unaudited)




                                     ASSETS
Current Assets
   Cash                                                          $      1,730
   Marketable Securities                                                2,804
   Prepaid Expenses                                                   178,978
   Inventory                                                            2,298
                                                                 -------------
      Total current assets                                            185,810
                                                                 -------------
Goodwill - BioProtect (Notes 1 and 2)                                 838,161
                                                                 -------------
      Total assets                                               $  1,023,971
                                                                 =============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities -
   Accounts payable                                              $     38,443
    Accrued expenses                                                  263,048
    Due to affiliate                                                  354,777
                                                                 -------------
      Total current liabilities                                       656,268
                                                                 -------------
Shareholder's Equity:
   Common stock, $.001 par; 975,000,000 shares
     authorized; 40,068,158 issued and outstanding                     40,068
   Additional paid in capital                                      14,657,527
   Accumulated other comprehensive loss                                  (351)
    Accumulated deficit                                           (14,329,541)
                                                                 -------------
      Total shareholders' equity                                      367,703
                                                                 -------------
                                                                 $  1,023,971
                                                                 =============



         See accompanying notes to these consolidated financial statements.

                                 BIOSECURE CORP.
                       formerly YES CLOTHING COMPANY, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                           For the               For the
                                      Three Months Ended    Nine Months Ended
                                         December 31,           December 31,
                                   ---------------------- ----------------------
                                       2001        2000       2001        2000
                                   ------------ --------- ------------ ---------
                                         (Unaudited)            (Unaudited)

Net sales                          $         -  $      -  $         -  $      -
Cost of goods sold                         572         -          572         -
                                   ------------ --------- ------------ ---------
  Gross Profit                            (572)        -         (572)        -
Expenses:
  General and administrative           193,868    19,843      253,488    77,225
                                   ------------ --------- ------------ ---------
Operating loss                        (194,440)  (19,843)    (254,060)  (77,225)
Other income (expense)
  Interest Income                          125         -          125         -
  Income tax expense                         -      (800)        (800)   (1,600)
                                   ------------ --------- ------------ ---------
Loss before extraordinary items       (194,315)  (20,643)    (254,735)  (78,825)
                                   ------------ --------- ------------ ---------

Extraordinary gain from forgiveness
  of debt                            1,409,737         -    1,409,737   971,000
                                   ------------ --------- ------------ ---------
Net Income (loss)                    1,215,422   (20,643)   1,155,002   892,175
Other comprehensive income (loss):
  Unrealized loss on marketable
    securities                            (351)        -         (351)        -
                                   ------------ --------- ------------ ---------
Comprehensive income (loss)        $ 1,215,071  $(20,643) $ 1,154,651  $892,175
                                   ============ ========= ============ =========
Basic and diluted income (loss)
 per share:
  Loss from continuing operations  $     (0.01) $  (0.11) $     (0.01) $  (0.54)
  Extraordinary gain                      0.05      0.00         0.05      6.60
                                   ------------ --------- ------------ ---------
  Net income (loss)                $      0.04  $  (0.11) $      0.04  $   6.06
                                   ============ ========= ============ =========
Weighted average number of shares
  outstanding                       28,406,635   185,656   28,406,635   147,129









       See accompanying notes to these consolidated financial statements.

                                 BIOSECURE CORP.
                       Formerly YES CLOTHING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                              December 31,
                                                             2001       2000
                                                         (Unaudited) (Unaudited)
                                                         -----------------------
Cash Flows from Operating Activities:
   Net Income (loss)                                     $ 1,155,002  $ 892,175
   Reconciliation of  net income (loss) to net cash
      used by operating activities:
   Gain on extinguishment of debt                         (1,409,737)  (971,000)
   Issuance of common stock for services                      76,097          -
   Fair market value of options granted                       13,500          -
   Increase (decrease) in cash due to changes in
       operating assets and liabilities:
         Prepaid expenses                                     23,393       (800)
         Inventory                                            (2,298)         -
         Accounts payable                                     21,146     85,352
         Accrued expenses                                          -     (3,887)
                                                         ------------ ----------
   Net cash (used) provided  by operating activities        (122,897)     1,840
                                                         ------------ ----------
Cash Flows from Investing Activities:
   Purchase of marketable securities                          (3,155)         -
                                                         ------------ ----------
   Net cash used by investing activities                      (3,155)         -
Cash Flows from Financing Activities:
   Increase (decrease) in due to affiliate                   127,782     (1,840)
                                                         ------------ ----------
   Net cash provided (used) by financing activities          127,782     (1,840)
                                                         ------------ ----------
   Net change  in cash                                         1,730          -
   Cash, at beginning of period                                    -          -
                                                         ------------ ----------
   Cash, at end of period                                $     1,730  $       -
                                                         ============ ==========

Non-Cash Financing Activities:
   Stock issued in satisfaction of accounts payable      $    87,900  $       -
                                                         ============ ==========
   Stock issued in satisfaction of amounts due
     to affiliates                                       $    30,000   $      -
                                                         ============  =========
   Stock issued to purchase BioProtect                   $   838,161   $      -
                                                         ============  =========




       See accompanying notes to these consolidated financial statements.

                                 BIOSECURE CORP.
                       Formerly YES CLOTHING COMPANY, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                 BIOSECURE CORP.
                       Formerly YES CLOTHING COMPANY, INC.
                     NOTES TO CONDSOLIDATED FINANCIAL STATEMENTS


Note 1.    Organization - continued

On October 29, 2001, the Company's Board of Directors approved resolutions providing for the Amendment to the Company's Articles of Incorporation, specifically, changing the Company's name to BioSecure Corp. and, further, increasing the number of shares of authorized common stock from 75,000,000 to 975,000,000.

On November 28, 2001, the Company entered into a stock purchase agreement to purchase BioProtect Corporation, a Nevada corporation, ("BioProtect") as a wholly owned subsidiary. The Company issued 2,000,000 shares of its common stock valued at $838,161 in exchange for the outstanding shares of BioProtect. The acquisition was accounted for as a purchase. On the date of acquisition, BioProtect had no tangible assets and was considered a development-stage company. Management believes that the excess purchase price over the net assets acquired should be allocated to goodwill. However, in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141") Business Combinations as discussed below in Note 2, management has not obtained independent appraisal to determine the value of its intangible assets. The accompanying consolidated financial statements have been consolidated to reflect the operations of BioProtect from the date of acquisition.

Note 2.    Summary Of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At December 31, 2001, the Company has liabilities in excess of assets totaling approximately $470,000. The positive shareholders' equity is the result of extraordinary gains from the write-off of $1,409,737 of debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to satisfy or restructure its judgement payables totaling approximately $263,000, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things. There are no assurances that the Company will be successful in satisfying or restructuring its debt and/or seeking capital to resume operations. No adjustments have been made to the accompanying financial statements as a result of these uncertainties.

                                 BIOSECURE CORP.
                       Formerly YES CLOTHING COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Unaudited Interim Financial Statements

In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's results of operation for the three and nine months ended December 31, 2001 and 2000 and cash flows for the nine months ended December 31, 2001 and 2000. These results are not necessarily indicative of the results expected for the year ending March 31, 2002. The Company's Annual Report on Form 10-KSB for the year ended March 31, 2001 should be read in conjunction with this form 10-QSB.

The Company is required to have its consolidated financial statements reviewed by its independent accountants prior to filing. As of the date of this report, our independent accountants were unable to complete their review of these financial statements because management has not evaluated the impact of Statement of Financial Accounting Standards No. 141 for acquisitions after June 30, 2001; specifically, the Company's acquisition of BioProtect, Inc. Management intends to obtain an appraisal to determine the allocation of the purchase price to tangible and intangible assets acquired. The Company will file an amendment to this Form 10-QSB when our independent accountants complete their review of these consolidated financial statements.

Restatement of Shares Outstanding

All historical share and per share amounts have been restated to reflect the one for one hundred exchange of shares resulting from the Company reincorporating in Nevada and effecting the merger on November 13, 2000 (See Note 1).

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in

                                 BIOSECURE CORP.
                       Formerly YES CLOTHING COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial and results of operations.

The FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged. Management does not believe the adoption of this standard will have an effect on the Company's consolidated financial statements.

The FASB also recently issued Statement No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets. Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company must adopt Statement No. 144 in 2002. Management has not yet determined the impact from adopting this pronouncement on its financial statements. However, management does not believe the adoption of this standard will have an effect on the Company's consolidated financial statements since the Company has no significant long-lived assets.

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

During the current fiscal quarter, the Company wrote-off $916,952 of trade payables and $492,785 of accrued expenses. The California statute of limitations for unsecured creditors to bring legal action against a company for breach of contract is four years. The amounts written-off exceeded this time frame. An extraordinary gain from extinguishment of debt was recorded as result of this transaction. The total amount reported was $1,409,737. The Company has judgements of $263,048 filed against it. This amount is reflected in accounts payable.

                                 BIOSECURE CORP.
                       Formerly YES CLOTHING COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 4.    Prepaid Expenses

The Company issued 440,000 shares of common stock under the 2001 Stock Plan to a consulting firm under a twelve-month contract to perform media relations expiring on November 28, 2002. The market value of the stock issued was $0.37 per share for a total of $162,800. During the three months ended December 31, 2001, a total of $13,567 was charged to operations. The balance of $149,233 is included in prepaid expenses in the accompanying balance sheet.

The Company issued a total of 169,000 shares of common stock under the 2001 Stock Plan to two consultants for services rendered. The market value of the stock issued was $0.37 per share for a total of $62,530.

The Company issued 300,000 shares of common stock under the 2001 Stock Plan to an accounting firm for bookkeeping services rendered and to be rendered in the future for an affiliated company. The market value of the stock issued was $0.37 per share for a total of $111,000. The accounting firm applies proceeds from the sale of the stock received to outstanding fees rather than the value of the stock at the issuance date. On a periodic basis, the Company reconciles the number of shares still held by the firm to determine the prepaid expense balance. The difference is charged to operations. During the three months ended December 31, 2001, $8,152 of stock was sold and applied against the prepaid balance. As the Company has an outstanding balance owing to the affiliate company, future sales of the stock will be applied to the amounts owing to the affiliated company. At December 31, 2001, the outstanding balance due to the affiliate company was $92,332 and was applied to the prepaid balance. The balance of $10,516 is included in prepaid expenses in the accompanying balance sheet.

The Company issued 91,000 shares of common stock under the 2001 Stock Plan to a legal firm for services rendered and to be rendered in the future. The market value of the stock issued was $0.37 per share for a total of $33,670. The legal firm applies proceeds from the sale of the stock received to outstanding fees rather than the value of the stock at the issuance date. On a periodic basis, the Company reconciles the number of shares still held by the firm to determine the prepaid expense balance. The difference is charged to operations. The Company had a prepaid balance of $16,926 for shares issued in May 2001. At December 31, 2001, $31,367 of outstanding legal fees was applied against the prepaid amount. The balance of $19,229 is included in prepaid expenses in the accompanying balance sheet.

Note 5.    Related Party Transaction

NewBridge Capital Inc., a Nevada corporation and the Company's majority shareholder ("NewBridge"), will guarantee the distributions of BioProtect under a marketing agreement ("Marketing Agreement") with NBT Technologies LLC, a California limited liability company ("NBT"). In consideration for NewBridge guaranteeing BioProtect's obligations under the Marketing Agreement with NBT, the Company will agree to issue to NewBridge 2,000,000 shares of a newly-created class of Preferred Stock, designated Series B Preferred Stock of the Company. As part of the marketing agreement, an option

                                 BIOSECURE CORP.
                       Formerly YES CLOTHING COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


agreement was signed with NBT whereby NBT has the option to purchase a total of 2,000,000 shares of the Company's common stock on a graduated basis of 500,000 shares at a time at a price ranging from $0.25 per share to $1.00 per share and expire in one year. The market value of the shares at the grant date was $0.205, and based on the Black-Scholes model, the fair market value of these options was $13,500 and was charged to operations.

Note 6.    Other Transactions

The Company also signed a finder's fee agreement with an unrelated party for the introduction of BioProtect to the Company. The finder's fee was $30,000 and is included as an expense in these financial statements. The fee is to be paid with 2,000,000 shares of the Company's common stock. The stock was not issued until January 2002. In addition, an option agreement was signed with the finder to purchase a total of 2,000,000 shares of the Company's common stock on a graduated basis of 500,000 shares at a time at a price ranging from $0.25 per share to $1.00 per share and expire in one year. The market value of the shares at the grant date was $0.015, and based on the Black-Scholes model, the fair market value of these options was $0.

Note 7.    Subsequent Events

In January 2002, the Company entered into an agreement with Airtech International Group, Inc., a Wyoming corporation ("AIRG") to form a new company, AirSecure LLC, a Nevada Limited Liability Company ("AirSecure") as a joint venture with an equal equity interest in AirSecure.

Item 2: Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations

Quarter Ended December 31, 2001 versus December 31, 2000

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

There were no operations during the third quarter ended December 31, 2001 and 2000. As a result, there were no revenues. For the month of December 2001, BioProtect incurred $572 in costs of goods sold.

Total general and administrative expenses for the third quarter were $194,000 in fiscal 2002 as compared to $20,000 in fiscal 2001. The increase in expenses is attributed mainly to the consulting expenses of $76,000 paid with stock issuances, the $30,000 finder's fee, and $32,000 of BioProtect expenses.

Nine Months Ended December 31, 2001 versus December 31, 2000

There were no operations during the nine months ended December 31, 2001 and 2000. As a result, there were no revenues. For the month of December 2001, BioProtect incurred $572 in costs of goods sold.

Total general and administrative expenses for the nine months were $253,000 in fiscal 2002 as compared to $77,000 in fiscal 2001. The increase in expenses is attributed mainly to the consulting expenses of $76,000 paid with stock issuances, the $30,000 finder's fee, and $32,000 of BioProtect expenses.

Extraordinary Item

As noted in Note 3, as a result of writing off certain payables and accrued expenses for which the statute of limitations expired, the Company recognized extraordinary income of $1,410,000 in the third quarter of fiscal 2002. In the second quarter of 2001, the Company recognized extraordinary income of $971,000 from the settlement of an agreement with the IRS.

Capital Resources and Liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At December 31, 2001, the Company has liabilities in excess of assets totaling approximately $470,000. The positive shareholders' equity is the result of extraordinary gains from the write-off of $1,409,737 of debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to satisfy or restructure its judgement payables totaling approximately $263,000, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things. There are no assurances that the Company will be successful in satisfying or restructuring its debt and/or seeking capital to resume operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         N/A


                            PART II.OTHER INFORMATION

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

Item 3.    Defaults Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         None.

Item 5.    Other Information

         On January 4, 2002, the Company filed Definitive Schedule 14-C notifying its shareholders of the name change to BioSecure Corp. The name change was effective January 24, 2002.

Item 6.    Exhibits and Reports on Form 8-K

         The purchase of BioProtect was reported on Form 8-K on January 9, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BIOSECURE CORP.
                                            Formerly YES CLOTHING COMPANY, INC.

Dated:    February 25, 2002                 By: /s/ Fred G. Luke
                                            -----------------------------------
                                                    Fred G. Luke
                                                    Director