Form 10QSB/A
period 2001-12-31
YES CLOTHING CO
filed 2002-03-05
CIK 856979

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-QSB/A

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

Item 5.   Other Information..................................................13

Item 6.   Exhibits and Reports on Form 8-K ..................................13

          Signatures.........................................................14

                                 BIOSECURE CORP.
                       formerly YES CLOTHING COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                       As of December 31, 2001 (Unaudited)




                                     ASSETS
Current Assets
   Cash                                                          $      1,730
   Marketable Securities                                                2,804
   Prepaid Expenses                                                   178,978
   Inventory                                                            2,298
                                                                 -------------
      Total current assets                                            185,810
                                                                 -------------
Goodwill - BioProtect (Notes 1 and 5)                                 838,161
                                                                 -------------
      Total assets                                               $  1,023,971
                                                                 =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities -
   Accounts payable                                              $     38,443
    Accrued expenses                                                  263,048
    Due to affiliate                                                  223,777
                                                                 -------------
      Total current liabilities                                       525,268
                                                                 -------------
Shareholders' Equity:
   Preferred stock, $.001 par; 25,000,000 shares
     authorized; none issued and outstanding                                -
   Common stock, $.001 par; 975,000,000 shares
     authorized; 40,068,158 issued and outstanding                     40,068
   Additional paid in capital                                      14,657,527
   Accumulated other comprehensive loss                                  (351)
    Accumulated deficit                                           (14,198,541)
                                                                 -------------
      Total shareholders' equity                                      498,703
                                                                 -------------
                                                                 $  1,023,971
                                                                 =============



         See accompanying notes to these consolidated financial statements.

                                 BIOSECURE CORP.
                       formerly YES CLOTHING COMPANY, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                           For the               For the
                                      Three Months Ended    Nine Months Ended
                                         December 31,           December 31,
                                   ---------------------- ----------------------
                                       2001        2000       2001        2000
                                   ------------ --------- ------------ ---------
                                         (Unaudited)            (Unaudited)

Net sales                          $         -  $      -  $         -  $      -
Expenses:
  General and administrative           194,440    19,843      254,060    77,225
                                   ------------ --------- ------------ ---------
Operating loss                        (194,440)  (19,843)    (254,060)  (77,225)
Other income (expense)
  Interest Income                          125         -          125         -
  Income tax expense                         -      (800)        (800)   (1,600)
                                   ------------ --------- ------------ ---------
Loss before extraordinary items       (194,315)  (20,643)    (254,735)  (78,825)
                                   ------------ --------- ------------ ---------

Extraordinary gain from forgiveness
  of debt                            1,540,737         -    1,540,737   971,000
                                   ------------ --------- ------------ ---------
Net Income (loss)                    1,346,422   (20,643)   1,286,002   892,175
Other comprehensive income (loss):
  Unrealized loss on marketable
    securities                            (351)        -         (351)        -
                                   ------------ --------- ------------ ---------
Comprehensive income (loss)        $ 1,346,071  $(20,643) $ 1,286,651  $892,175
                                   ============ ========= ============ =========
Basic and diluted income (loss)
 per share:
  Loss from continuing operations  $     (0.01) $  (0.11) $     (0.01) $  (0.54)
  Extraordinary gain                      0.05      0.00         0.05      6.60
                                   ------------ --------- ------------ ---------
  Net income (loss)                $      0.04  $  (0.11) $      0.04  $   6.06
                                   ============ ========= ============ =========
Weighted average number of shares
  outstanding
  Basic                             28,406,635   185,656   28,406,635   147,129
  Diluted                           28,480,709   185,656   28,480,709   147,129









       See accompanying notes to these consolidated financial statements.

                                 BIOSECURE CORP.
                       Formerly YES CLOTHING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                              December 31,
                                                             2001       2000
                                                         (Unaudited) (Unaudited)
                                                         -----------------------
Cash Flows from Operating Activities:
   Net Income (loss)                                     $ 1,286,002  $ 892,175
   Reconciliation of  net income (loss) to net cash
      used by operating activities:
   Gain on extinguishment of debt                         (1,540,737)  (971,000)
   Issuance of common stock for services                      76,097          -
   Fair market value of options granted                       13,500          -
   Increase (decrease) in cash due to changes in
       operating assets and liabilities:
         Prepaid expenses                                     23,393       (800)
         Inventory                                            (2,298)         -
         Accounts payable                                     21,146     85,352
         Accrued expenses                                          -     (3,887)
                                                         ------------ ----------
   Net cash (used) provided  by operating activities        (122,897)     1,840
                                                         ------------ ----------
Cash Flows from Investing Activities:
   Purchase of marketable securities                          (3,155)         -
                                                         ------------ ----------
   Net cash used by investing activities                      (3,155)         -
Cash Flows from Financing Activities:
   Increase (decrease) in due to affiliate                   127,782     (1,840)
                                                         ------------ ----------
   Net cash provided (used) by financing activities          127,782     (1,840)
                                                         ------------ ----------
   Net change  in cash                                         1,730          -
   Cash, at beginning of period                                    -          -
                                                         ------------ ----------
   Cash, at end of period                                $     1,730  $       -
                                                         ============ ==========

Non-Cash Financing Activities:
   Stock issued in satisfaction of accounts payable      $    87,900  $       -
                                                         ============ ==========
   Stock issued in satisfaction of amounts due
     to affiliates                                       $    30,000   $      -
                                                         ============  =========
   Stock issued to purchase BioProtect                   $   838,161   $      -
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

On November 28, 2001, the Company entered into a stock purchase agreement to purchase BioProtect Corporation, a Nevada corporation, ("BioProtect") as a wholly owned subsidiary. The Company issued 2,000,000 shares of its common stock valued at $838,161 in exchange for the outstanding shares of BioProtect. The acquisition was accounted for as a purchase. On the date of acquisition, BioProtect had no tangible assets and was considered a development-stage company. Management believes that the excess purchase price over the net assets acquired should be allocated to goodwill as there were no other intangible assets with definite lives. The accompanying consolidated financial statements have been consolidated to reflect the operations of BioProtect from the date of acquisition.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial and results of operations.

                                 BIOSECURE CORP.
                       Formerly YES CLOTHING COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

During the current fiscal quarter, the Company wrote-off $916,952 of trade payables, $492,785 of accrued expenses, and $141,500 of due to affiliates. The California statute of limitations for unsecured creditors to bring legal action against a company for breach of contract is four years. The amounts written-off exceeded this time frame. An extraordinary gain from extinguishment of debt was recorded as result of this transaction. The total amount reported was $1,540,737. The Company has judgements of $263,048 filed against it. This amount is reflected in accounts payable.

Note 4.    Prepaid Expenses

The Company issued 440,000 shares of common stock under the 2001 Stock Plan to a consulting firm under a twelve-month contract to perform media relations expiring on November 28, 2002. The market value of the stock issued was $0.37 per share for a total of $162,800. During the three months ended December 31,

                                 BIOSECURE CORP.
                       Formerly YES CLOTHING COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


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

Note 5.    Acquisition of BioProtect

On November 28, 2001, the Company entered into a stock purchase agreement to purchase BioProtect Corporation, a Nevada corporation, ("BioProtect") as a wholly owned subsidiary. The Company issued 2,000,000 shares of its common stock with a fair market value of $838,161 in exchange for all of the outstanding shares of BioProtect. This represented the entire voting equity of BioProtect. The acquisition was accounted for as a purchase. The fair market value of the stock issued to BioProtect was determined by the average stock price for fifteen days prior and subsequent to the sale, less a 10% discount for thinly traded stock.

On the date of acquisition, BioProtect had no tangible assets nor had it had any sales and was considered a development-stage company. Management believes that the excess purchase price over the net assets acquired should be allocated to

                                 BIOSECURE CORP.
                       Formerly YES CLOTHING COMPANY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

as there were no other intangible assets with definite lives acquired. The accompanying consolidated financial statements have been consolidated to reflect the operations of BioProtect from the date of acquisition.

BioProtect has developed an Anthrax protection kit that it intends to market via cable television and the internet.

Note 6.    Related Party Transaction

NewBridge Capital Inc., a Nevada corporation and the Company's majority shareholder ("NewBridge"), will guarantee the distributions of BioProtect under a marketing agreement ("Marketing Agreement") with NBT Technologies LLC, a California limited liability company ("NBT"). In consideration for NewBridge guaranteeing BioProtect's obligations under the Marketing Agreement with NBT, the Company will agree to issue to NewBridge 2,000,000 shares of a newly-created class of Preferred Stock, designated Series B Preferred Stock of the Company. As part of the marketing agreement, an option agreement was signed with NBT whereby NBT has the option to purchase a total of 2,000,000 shares of the Company's common stock on a graduated basis of 500,000 shares at a time at a price ranging from $0.25 per share to $1.00 per share and expire in one year. The market value of the shares at the grant date was $0.205, and based on the Black-Scholes model, the fair market value of these options was $13,500 and was charged to operations.

Note 7.    Other Transactions

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

Note 8.    Subsequent Events

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

Total general and administrative expenses for the nine months were $254,000 in fiscal 2002 as compared to $77,000 in fiscal 2001. The increase in expenses is attributed mainly to the consulting expenses of $76,000 paid with stock issuances, the $30,000 finder's fee, and $32,000 of BioProtect expenses.

Extraordinary Item

As noted in Note 3, as a result of writing off certain payables and accrued expenses for which the statute of limitations expired, the Company recognized extraordinary income of $1,540,000 in the third quarter of fiscal 2002. In the second quarter of 2001, the Company recognized extraordinary income of $971,000 from the settlement of an agreement with the IRS.

Capital Resources and Liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has experienced recurring losses since 1992. At December 31, 2001, the Company has liabilities in excess of assets totaling approximately $339,458. The positive shareholders' equity is the result of extraordinary gains from the write-off of $1,540,737 of debt. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to satisfy or restructure its judgement payables totaling approximately $263,000, which contemplates that the Company will satisfy substantially all its obligations through the issuance of common stock, among other things. There are no assurances that the Company will be successful in satisfying or restructuring its debt and/or seeking capital to resume operations.

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

                                            BIOSECURE CORP.
                                            Formerly YES CLOTHING COMPANY, INC.

Dated:    March 4, 2002                 By: /s/ Fred G. Luke
                                            -----------------------------------
                                                    Fred G. Luke
                                                    Director